Form 10-K
period 1993-12-31
MAYFLOWER GROUP INC /IN/
filed 1994-03-31
CIK 63506

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                        Commission file number 0-20332


                             MAYFLOWER GROUP, INC.


            Indiana                                     35-1692925
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

      9998 North Michigan Road, Carmel, Indiana                       46032
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (317) 875-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                          [Cover page 1 of 2 pages.]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 7, 1994.

$54,643,216    *

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  x      NO

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 7, 1994.

12,662,445  shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement, dated March 31,
1994, are incorporated in Part III (Items 10, 11, 12 and 13) hereof.


_________________________________

* Aggregate market value of the Registrant's voting stock held by non-affiliates on March 7, 1994, based on the average bid and asked price for the Registrant's Common Stock on the Nasdaq National Market on such date. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates shares of Common Stock beneficially owned by Executive Officers and Directors of the Registrant and by holders of 10% or more of the Registrant's Common Stock. Such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

                          [Cover page 2 of 2 pages.]

                          FORM 10-K TABLE OF CONTENTS
Part I                                                                  Page
      Item 1 - Business                                                  3
      Item 2 - Properties                                               11
      Item 3 - Legal Proceedings                                        13
      Item 4 - Submission of Matters to a Vote of
             Security Holders                                           13

Part II
      Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters                            14
      Item 6 - Selected Financial Data                                  15
      Item 7 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                 17
      Item 8 - Financial Statements and Supplementary
             Data                                                       25
      Item 9 - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                     49

Part III
      Item 10 - Directors and Executive Officers of the
            Registrant                                                  40
      Item 11 - Executive Compensation                                  49
      Item 12 - Security Ownership of Certain
              Beneficial Owners and Management                          49
      Item 13 - Certain Relationships and Related
              Transactions                                              49

Part IV
      Item 14 - Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                   50

Signatures                                                              53

                                    PART I


Item 1.  Business.

      The business of Mayflower Group, Inc. ("Group") is conducted entirely through its two operating subsidiaries, Mayflower
Contract Services, Inc. ("Contract Services"), and Mayflower
Transit, Inc. ("Transit") and their respective subsidiaries
(Group, with its respective subsidiaries, being referred to collectively herein as "the Company or "the Registrant").

      Group, formerly known as MG Holdings, Inc., was formed in 1986 for the purpose of acquiring another company whose name was Mayflower Group, Inc. ("Old Mayflower"), a holding company that owned 100% of the stock of three operating subsidiaries:
Mayflower Contract Services, Inc. ("Contract Services"), Mayflower Transit, Inc. ("Transit"), and Mayflower Consumer Products, Inc. ("Consumer Products"). The acquisition was completed in December 1986 in a two-step merger: a cash tender offer for all the 7.9 million outstanding common shares of Old Mayflower at $31.50 per share followed by a merger of Old Mayflower into a wholly-owned subsidiary of Group. To finance the acquisition, Group raised approximately $330 million of debt financing, including a $110 million senior secured credit facility and $160 million through private placement of 12 5/8% Senior Subordinated Debentures ("Debentures") with Warrants to purchase common stock of Group. The remaining debt financing consisted of a secured bank loan to a subsidiary of Contract Services. Group sold Consumer Products in 1987 and eventually refinanced the senior secured credit facility with secured credit facilities at Contract Services and Transit.

      Group is a holding company that relies upon the cash flow of its two operating subsidiaries to satisfy its obligations, which through December 1990 consisted primarily of interest payments on the Debentures. Following Group's financial reorganization, discussed below, it had no significant obligations remaining.
From 1987 through 1991, operating results and cash flow generated by Group and its operating subsidiaries were not sufficient to pay significant amounts of principal on Group's senior debt or allow Group to remain in compliance with all financial covenants contained in the secured credit facilities. As a result, beginning after December 1990, Contract Services and Transit were prohibited by terms of the secured credit facilities from making any further cash dividend payments to Group for the purposes of servicing interest payments on its Debentures. Consequently, the two scheduled semiannual interest payments on the Debentures of $10.1 million each were not made in 1991 resulting in a default under provisions of the related indenture. After various restructuring proposals were considered, Group's Debenture holders, along with Group's common stock and warrant holders, overwhelmingly approved a Prepackaged Plan of Reorganization ("Plan of Reorganization") in early 1992. The Plan of Reorganization was confirmed by the court and became effective March 1992. Under the Plan of Reorganization, the holders of the Debentures received shares of newly issued common stock equal to approximately 94% of the common stock of Group. The existing holders of the common stock and warrants of Group received shares of newly issued common stock equal to approximately 5% of the common stock of Group. Two other creditors received approximately 1% of the common stock as payment in lieu of cash for services in connection with the Plan of Reorganization. The Plan of Reorganization did not affect Contract Services or Transit.

Contract Services

      Contract Services was created through the acquisition of R.W. Harmon & Sons, Inc. by Old Mayflower in October 1984. Since that date, Contract Services has purchased 17 additional passenger transportation companies. Contract Services provides service in 28 states.

      Contract Services derives revenues from two distinct lines of business: student transportation and public transportation.

      Student Transportation. Student transportation represents the largest source of revenue for Contract Services. Revenues from this segment were approximately $166.4 million in 1993, which represents approximately 71% of Contract Services' total revenues. Contract Services renders daily transportation services to more than 200 school districts in 20 states. While the nature and scope of services to school districts vary, the most typical arrangement encompasses a multi-year contract under which Contract Services operates owned or leased school buses driven by its own drivers. Services rendered to school districts include traditional daily home-to-school transportation for students, as well as after-hours or mid-day activity charters.

      Contracts are typically priced in terms of a per-day charge for base services and a per-hour charter rate for extracurricular transportation. In most instances, billings are rendered monthly and remittances are collected immediately.

      Public Transportation. The Federal Transit Administration (formerly the Urban Mass Transit Administration), the Department of Transportation, and certain legislation have, in recent years, established additional rules and guidelines governing participants in federally assisted transportation programs. These rules encourage private enterprise participation, prohibit discrimination and require programs to provide transit service to disabled individuals. Contract Services has capitalized on these trends by establishing public transportation operations in several major metropolitan markets beginning in 1988. In 1993, revenues from this segment were approximately $69.5 million, which represents approximately 29% of Contract Services' total revenues.

      In this segment, Contract Services provides year-round local demand-responsive service and fixed route transit service for transportation authorities in ten major metropolitan markets. As in its student transportation segment, these contracts are performed through use of Contract Services-provided and/or managed vehicles.

      Marketing. Traditionally, government agencies and municipalities have performed the bulk of student and public transportation services. While there has been a gradual trend toward privatizing such municipal/ government services, only about 30% of student transportation is provided by private sector companies today, and the figure in the public and para transit industries is considerably lower. In this market, the competitive challenge for Contract Services lies in persuading its potential public sector customers to convert to a private vendor.

      Contract Services believes that the key to success in both the student and public transportation markets is demonstrated expertise. Contract Services competes on the basis of quality, efficiency and price. In both markets, Contract Services has determined that a reputation as a safe provider is essential. Complementing safety, a company must demonstrate sensitivity in the school market and expertise in the transit market. These attributes may induce a customer to renew or extend contracts, foregoing the bid process. Most transit authorities award contracts via an overall evaluation process that gives weight to operating qualifications as well as price.

      Contract Services has operating or sales management assigned to certain geographical areas that are responsible for maintaining contact with active and prospective customers and for prospecting conversion leads, as well as staying alert to public bid opportunities in adjacent geographic markets.

      Competition. The private, public and student transportation industries are highly fragmented and regionalized. Contract
Services believes it is the nation's largest provider of paratransit services and has one of the three largest market shares of any private contractor in the United States student transportation industry.

      Safety Program. Contract Services operates formal safety programs centering on employee selection and training, and bus maintenance. A prospective driver's record is screened for past criminal and motor vehicle violations through a search of public records (where such searches are permitted). The prospective driver must also pass certain tests that screen for traits that may affect the driver's performance. In addition, Contract Services has conducted pre-employment and random drug and alcohol tests since 1989.

      Contract Services has a formal training program for its drivers that involves at least ten hours of one-on-one, behind the wheel instruction with a certified trainer. The driver also receives at least ten hours of classroom training, covering student discipline on the bus, safety rules and other bus procedures. On an ongoing basis, drivers attend at least nine hours per year of meetings to view films and review safety procedures. Field safety supervisors periodically perform road observations to assure drivers are complying with traffic laws and safety procedures. Motor vehicle and criminal records are also monitored on an ongoing basis for violations and accidents.

   Environmental Laws. Compliance by Contract Services with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position.

      Insurance. Contract Services' insurance program consists of three principal types of coverage: auto liability (for third party personal injury or property damage claims), general liability and workers' compensation. Workers' compensation is regulated by the individual states in which Contract Services operates.

      With the rising cost of liability insurance in the mid-1980's, Contract Services moved to an "economic" self-insurance program in 1987 whereby Contract Services retains financial exposure for the first $2.0 million of each claim. Though Contract Services does not purchase insurance coverage for this exposure, Contract Services purchases a "fronted" policy from an insurance carrier. The insurance carrier's liability under this arrangement is to make any claim payments that are not made by Contract Services. Contract Services indemnifies the insurance company for any losses and collateralizes this indemnification obligation with letters of credit.

      The amounts of letter of credit collateralization are calculated based upon expected losses for a given policy year. Because of the nature of this liability, it takes several years to settle fully all claims for a given policy period. As of December 31, 1993, Contract Services had $28.1 million in letters of credit outstanding under its primary credit facility as collateral for its insurance related obligations.

      Contract Services also maintains excess liability insurance policies providing in total up to an additional $42 million in limits.

      Fuel Costs. The impact of additional fuel taxes, which became effective in October 1993 following the enactment of the 1993 Omnibus Budget Reconciliation Act will not be significant as Contract Services' student transportation system is exempt from federal fuel taxes. Also Contract Services limits the effects of significant increases in fuel prices by including fuel escalator clauses in many of its contracts, a "fuel cap" which provides price protection against such increases, and arrangements with certain vendors to fix fuel costs within a predetermined range.

   Employees. Contract Services employs approximately 11,000 people, approximately 9,000 of whom are employed as drivers and driver aides. Most drivers are part-time employees, 60% working fewer than 1,000 hours per year. Approximately 20% of Contract Services' drivers belong to collective bargaining units. These unions represent employees in major metropolitan markets or in school districts where drivers and mechanics were formerly employed by the school corporation. Relations with employees are satisfactory.

Transit

      Transit is involved in a number of transportation service businesses. It provides household goods moving services and transportation services for goods that require special handling, such as electronic products and trade show exhibits. It also provides warehousing services such as storage and distribution, freight forwarding for domestic and international shipments, and flatbed hauling of containerized shipments. In these operations, Transit uses its network of approximately 550 independent agents in the United States and Canada as well as more than 800 independent owner-operators who are skilled in providing transportation services. Transit also currently owns and operates 25 moving and storage agencies located throughout the United States. Other Transit operations sell and finance transportation equipment to Transit's agents and owner-operators, and sell and underwrite commercial lines of insurance coverage.

      Transit operates through two lines of business: domestic household goods moving services and special transportation services.

      Domestic Household Goods Moving Services

      --    Household Goods.  The Household Goods division
("Household Goods") is the largest single operating division of Transit, generating line haul revenue in 1993 equal to 42% of Transit's total revenue. Total revenue generated by Household Goods in 1993, including both line haul and accessorial revenue, accounted for approximately 60% of Transit's total revenue.

            --    The Household Goods division serves individual
      residential customers, governmental entities and national accounts. The national account business, which consists of providing household goods moving services to corporations transferring their employees, is generally the most profitable segment of the business, due to the larger shipment sizes and the accessorial services such as packing and storage that are normally provided in connection with these moves. Transit's agent/owner-operator system is used to transport household goods shipments. See "Agent/ Owner-Operator System."

      --    Moving and Storage Division ("M&S").   This division
consists of 25 agencies owned and operated by Transit. These agents function and provide the same services as the independent agents included in the Transit agent/ owner-operator system. See "Agent/ Owner-Operator System."

      Special Transportation Services

      --    Electronic and Trade Show ("E&TS").  This division,
which generated line haul revenue in 1993 equal to approximately 19% of Transit's total revenue, is engaged primarily in the transportation of electronic products and trade show exhibits for corporate customers. These items typically require special handling and other services. The E&TS division began commercial operations in the early 1970's and has experienced significant growth since then. Operating revenues have increased from $71.9 million in 1991 to $92.7 million in 1993. Transit's agent/owner-operator system is used to transport E&TS shipments.

      --    International ("International").  This division
operates four business segments: commercialhousehold goods, its largest business segment; a motor van/ sea van operation that provides trailer service between the continental United States and Alaska or Hawaii; international commodities and tradeshows; and a consolidating service for household goods being shipped to foreign locations. While Transit has provided international services for over 25 years, it has seen its most significant growth in the past few years. In 1993, this division generated $29.7 million in revenues, or 6.7% of Transit's total revenue.

      --    Other Transportation Operations ("Other").  Several
smaller subsidiaries and divisions of Transit engage in sales of products and services to serve the needs of Transit's owner-operators and agents, including: (i) sales of tractors, trailers and other equipment, and the administration of the financing of such equipment by independent lending institutions for Transit owner-operators and agents; (ii) the operation of a full service road equipment maintenance facility to service vehicles for agents, owner-operators and nonaffiliated customers as well as Transit's own fleet; (iii) the operation of a full service insurance agency and captive insurance company that sell and underwrite property, casualty and other insurance coverages, primarily to agents and owner-operators; and (iv) sales of moving supplies, equipment and uniforms to agents and owner-operators.

      Revenues and Expenses. Transit derives its revenues primarily from three sources. Line haul revenues consist of revenues obtained from transporting goods. These revenues are generally based upon the weight of the shipment, distance traveled, type of goods transported and points of origin and destination. The Household Goods and E&TS divisions generate substantially all of Transit's line haul revenues. Accessorial revenues are fees received for other services such as packing, unpacking, storage and other related services. The majority of accessorial revenues are related to household goods line haul activities. The balance of Transit's revenues are generated by the M&S, International and Other divisions.

      Transit's expenses consist primarily of commissions paid to agents and owner-operators for their services. Sales and origin commissions are paid to agents for obtaining orders and providing support services at point of origin. Hauler commissions are paid primarily to agents and owner-operators for hauling the goods from the point of origin to their destination. The total of these line haul related expenses is historically between 82% and 83% of line haul revenues. Additional operating expenses not related to the services of the agent and owner-operator systems are also incurred in connection with Transit's line haul activities and the activities of other divisions within Transit. Overhead expenses incurred by Transit include overhead costs directly related to Transit operations.

      Customers. The Household Goods market is made up of three basic customer groups: individual residential customers, national account customers and various agencies of the United States Government. Individual residential customers arrange and pay for their own moves and are required to pay for shipping services upon delivery. National account customers are generally corporate customers, or their representatives, which are billed for moves they arrange for employees. United States Government moves are arranged by various departments of the United States Government, including the Military Traffic Management Command, which coordinates the movement of household goods for military personnel of all branches of the service.

      Most individual shippers choose a mover from Yellow Pages advertising and discuss their move, services and prices with a local agent. National account business is generally solicited by agent sales personnel and, to a lesser extent, by sales personnel employed by Transit. United States Government business is generally awarded on a shared basis among qualified carriers meeting the lowest rate for the particular installation.

      The E&TS business is solicited by agents and, to a lesser extent, by the employees of Transit. This business is formed almost entirely by national account customers, which include major computer and other high technology companies, hospitals and trade show exhibitors.

      Transit provides marketing support for its agents through field sales representatives, advertising, incentive programs and promotional materials and services.

      Agent/ Owner-Operator System. Transit has approximately 550 agents in the United States and Canada, of which 25 are owned by Transit, with the remainder being independent business entities. Agents operate full service moving and storage businesses in their geographic areas. They solicit business, pack, unpack and store goods and provide labor to assist haulers in loading and unloading goods. Agents also provide tractor/ trailer units and drivers for the transportation of household goods and E&TS products.

      In a typical interstate move of household goods or E&TS products, the agent at the point of origin provides packing and preparation services. From its Indianapolis headquarters, Transit arranges and coordinates the transportation of the goods, which about half of the time are hauled by one of Transit's agents with the balance by independent owner-operators. The agent at the destination of the shipment provides unpacking and other support services.

      In addition to arranging for and coordinating the interstate transportation of goods, pursuant to orders booked by its agents, Transit provides national advertising and other marketing support, administers the settlement of damage claims, provides certain data processing services to agents and collects and distributes the revenues among Transit, its agents and its owner-operators.

      All United States agents enter agreements with Transit that generally provide that the agent will represent Transit exclusively. Agents are compensated according to commission schedules for services rendered. Agents receive substantially all the revenue from the packing, unpacking and storage services, a portion of the line haul revenue for booking and origination services and a majority of the line haul revenue if the agent provides the equipment and driver for hauling the goods. Some agents have their own interstate operating authority (which is generally limited to states surrounding their locations).

      Transit's operations outside the United States and Canada are conducted through approximately 125 independent representatives whose arrangements with Transit permit them to represent other carriers.

      For the year ended December 31, 1993, orders booked by agents owned by Transit accounted for approximately 11% of Transit's revenues. No other agent or group of agents under common control accounted for as much as 5% of such revenues. Approximately 30% of Transit's revenues were generated by the 20 largest agents or group of agents under common control, excluding the agents owned by Transit.

      Approximately 35% of Transit's agents have been with Transit for 25 years or more; approximately 50% have been agents of Transit for 15 years or more.

      Transit does not employ drivers except for local, intrastate and, during the peak season, interstate hauling services in agencies owned by Transit. Transit typically uses approximately 800 independent owner-operators to haul and, generally with the assistance of local agents, to load and unload shipments. During the peak summer season, however, Transit may use up to 1,200 owner-operators. Each owner-operator is engaged pursuant to an agreement with Transit that requires the owner-operator to furnish a tractor and to pay maintenance, insurance, fuel and other expenses incurred in hauling goods. Transit trains the owner-operators and, for the majority of owner-operators, provides a trailer. Owner-operators in the Household Goods division are generally compensated by Transit through a base commission which has traditionally averaged 56% of the line haul revenues. While the majority of owner-operators in the E&TS division are also compensated through a base commission that has averaged 56% of line haul revenues, an increasing portion of these owner-operators are being compensated on a mileage basis.

      As discussed above, Transit's independent owner-operators and independent agent drivers agree to pay for fuel costs incurred in providing their services. Higher fuel costs hurt the profitability of Transit's independent owner-operators, and result in higher costs for Transit associated with driver turnover. The impact of the additional taxes on fuel prices, which became effective in October 1993 following the enactment of the 1993 Omnibus Budget Reconciliation Act, is not expected to be significant to Transit. Further, Transit does not expect changes in fuel prices will materially affect its financial condition or its results of operations in the foreseeable future.

      Employees. Transit employs approximately 1,400 full time employees, approximately 500 of whom are salaried employees and the remainder of whom are hourly employees. Transit has not experienced any material strikes or work stoppages during the past five years and believes that its relations with employees are satisfactory.

      Insurance. Transit's insurance program consists of three principal types of coverage: auto liability (for third party personal injury or property damage claims), general liability and workers' compensation. Auto liability coverage is regulated by the Interstate Commerce Commission ("ICC") and workers' compensation is regulated by the individual states in which Transit operates. In order to comply with ICC regulations, evidence of insurance must be provided to the ICC.

      With the rising cost of liability insurance in the mid-1980's, Transit moved to an "economic" self-insurance program in 1987 whereby Transit retains financial exposure for the first $2.0 million of each claim. Though Transit does not purchase insurance coverage for this exposure, due to ICC regulations the ICC must be provided evidence of insurance. This is accomplished by Transit purchasing a "fronted" policy from an insurance carrier. The insurance carrier's liability under this arrangement is to make any claim payments that are not made by Transit. Transit indemnifies the insurance company for any losses and collateralizes this indemnification obligation with letters of credit.

      The amounts of letter of credit collateralization are calculated based upon expected losses for a given policy year. Because of the nature of this liability, it takes several years to settle fully all claims for a given policy period. As of December 31, 1993, Transit had $26.2 million in letters of credit outstanding under its primary credit facility as collateral for its insurance related obligations.

      Transit management has received approval from the ICC to self-insure the first $1.0 million of each auto liability claim effective April 1, 1994, eliminating the need for Transit to purchase a "fronted" policy from an insurance carrier for these claims. The Company will benefit by reducing its fronting costs and its letter of credit requirements in the future, as the ICC only requires a $1.0 million letter of credit related to this self-insurance liability.

      Transit also maintains excess liability insurance policies providing in total up to an additional $42 million in limits.

      Competition. Transit is in direct competition in the United States with approximately 2,000 motor common carriers having ICC authority for the interstate transportation of household goods and E&TS products. Based upon financial data filed with the ICC, Transit is the fourth largest mover in the United States in terms of intercity revenues. According to reports filed with the ICC, 1993 intercity revenues aggregated approximately $2.5 billion for the 20 largest motor carriers of which Transit accounted for 11.1% and the six largest carriers, including Transit accounted for 82.0% of this amount.

      Carriers compete on the basis of the number and location of agents, perceived quality of service, price and carrier name recognition. Transit's name recognition and its reputation for quality service, together with Transit's agency network, are important factors in its competitive position.

      As a result of reduced government regulation, increased price competition, principally in the form of binding estimates and discounts, has become more significant.

      Rates, Pricing and Regulation. Since 1980, a significant reduction in statutory and administrative restrictions on entry into surface transportation and the moving industry has increased competition. Traditionally, in Transit's industry, pricing has been based upon tariffs approved by the ICC for each class of goods hauled by an interstate carrier. These tariffs are a function of the weight of the shipment, the distance the shipment is moved and accessorial services rendered. Most moves are now priced below tariffs through individual discount programs filed by each carrier with the ICC, binding estimates negotiated between Transit and, primarily, individual residential customers or on the basis of a contract entered between Transit and a corporate customer.

      Household goods carriers participate in rate bureaus through which competitors jointly establish and publish tariffs and rates. Transit is currently a member of the Household Goods Carriers' Committee of the American Movers Conference, along with approximately 2,000 other common carriers of household goods, including the ten largest carriers in the industry. The
Interstate Commerce Act permits certain collective ratemaking activities through a rate bureau by exempting such ratemaking from the antitrust laws.

      Certain members of Congress have proposed legislation that could result in complete deregulation of rates and tariff filings, repeal of antitrust immunity for collective ratemaking, total elimination of the ICC over a period of time and transfer of authority over motor carriers of property (as to unfair competition and trade practice matters) to other governmental agencies. Although trade association and industry leaders do not believe that such legislation will be enacted, they have provided comments to Congress in opposition to the legislation. Transit is unable to assess the likelihood of passage by Congress of such legislation.

      Environmental Laws. Compliance by Transit with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon its capital expenditures, liquidity, earnings or competitive position.

      Operating Authority. Transit operates nationwide as an interstate common carrier pursuant to a Certificate of Public Convenience and Necessity granted by the ICC. This Certificate authorizes Transit to transport various classes of goods and products. Transit also operates as a contract carrier, pursuant to contract authority granted by the ICC. Transit is required to comply with ICC regulations and the failure to do so could subject it to civil or criminal penalties, the suspension or revocation of its operating authority or both. The suspension of operating authority could have a material adverse impact upon Transit's operations depending primarily upon the duration of the suspension and the class or classes of goods or products affected. In addition, the Department of Transportation regulates the hours of service of Transit's drivers and other safety aspects of operations. A failure by Transit with these regulations could subject it to civil or criminal liabilities.

      The agencies owned by Transit also hold intrastate operating authority that subjects them to the jurisdiction of various state regulatory commissions. Transit believes that a material suspension or revocation of these certificates of operating authority would not have a material adverse effect upon Transit's operations.

      Trademarks. Transit has registered trademarks on a number of variations of the Mayflower name and corporate logo in the United States and approximately 25 foreign countries. Depending on the jurisdiction of registration, trademarks are generally protected 10 to 20 years (if they are in continuous use during that period) and are renewable. These trademarks are material to Transit in the marketing of its services because of the name recognition possessed by Transit in the transportation services industry.

   Executive Officers of the Registrant. The following persons comprise the Executive Officers of the Registrant. All of the Executive Officers have been employed by the Registrant or its subsidiaries in one of the capacities indicated below for more than five (5) years. Each officer serves a term of one year expiring at the Annual Meeting of the Board of Directors.

      Name                    Age   Position

      Michael L. Smith        45    Chairman, President and Chief
                                    Executive Officer
      Patrick F. Carr         42    Senior Vice President, Chief
                                    Financial Officer and Treasurer
      Robert H. Irvin         42    Senior Vice President, Secretary
                                    and General Counsel


      Michael L. Smith: Mr. Smith was originally employed at Old Mayflower in 1974. He has been a Director of the Registrant since October 1986, President of the Registrant since April 1989, Chief Executive Officer of the Registrant since January 1990, and Chairman of the Board of the Registrant since April 1992. He was Chief Operating Officer of the Registrant between April 1989 and January 1990. Mr. Smith was Executive Vice President of the Registrant from January 1987 to April 1989. He has been Chief Executive Officer of Transit since June 1989 and a director of Transit since October 1986. He was President of Transit from June 1989 to April 1991. He has been Chairman of the Board and Chief Executive Officer of the subsidiaries of Transit since June 1989. He has been Chairman of the Board and Chief Executive Officer of Contract Services since January 1987 and has been a director of Contract Services since October 1986. He was President of Contract Services and the subsidiaries of Contract Services from January 1987 through December 1992. Mr. Smith also serves as a Director of First Indiana Corporation, Somerset Group, Inc. and Acordia, Inc.

      Patrick F. Carr: Mr. Carr has been Senior Vice President and Chief Financial Officer of the Registrant since January 1987. He has been President of Transit and its subsidiaries since April 1991 and has been a director of Transit since January 1987. Between January 1989 and January 1990, Mr. Carr was Executive Vice President of Transit and Executive Vice President of the subsidiaries of Transit. From January 1987 to January 1989, he was the Treasurer of Transit. He has been an officer of Contract Services since 1987 and was a director of Contract Services from 1987 to 1993.

      Robert H. Irvin: Mr. Irvin has been Secretary of the Registrant since September 1986 and Senior Vice President and General Counsel since January 1987. He has been a director and an officer of Transit since 1987. From 1987 to 1993, he was a director of Contract Services. He has been an officer of Contract Services since 1987.

Item 2.  Properties.

      The Company itself owns no property other than the stock of Contract Services and Transit. All properties are owned by Contract Services and Transit.

Contract Services Properties

      Contract Services is headquartered in Overland Park, Kansas, a suburb of Kansas City, Missouri. The Company moved to these premises in December 1987 and occupies approximately 18,000 square feet under a multi-year lease.

      Contract Services owns twelve operating terminals and leases approximately 130 others. Contract Services' strategy is to lease facilities on terms that approximate the length of the service contracts at each locale. These properties typically include two to five acres of parking space with a small office facility for driver training and dispatch and a two to three bay maintenance facility. In some instances, Contract Services will secure its operating terminals from its client and negotiates its occupancy costs as a part of its service contract.

      The average age of Contract Services' fleet is approximately 6 years. The 8,447 vehicles operated by Contract Services are primarily diesel and gas powered, although some units are propane powered. The operating fleet includes 1,345 customer owned vehicles. Nearly all vehicles owned by Contract Services are encumbered by liens in favor of the Company's lenders, under its financing agreements.

The following table summarizes the fleet as of December 31, 1993:

                      Model Year    Leased      Owned         Total

                      Pre 1984          0         296           296
                      1984              0         390           390
                      1985              0         946           946
                      1986             42       1,225         1,267
                      1987             11         324           335
                      1988            612         199           811
                      1989            552         108           660
                      1990            752         148           900
                      1991             20         573           593
                      1992            272         116           388
                      1993              0         491           491
                      1994              0          25            25
                                    -----       -----         -----
Totals                              2,261       4,841         7,102
Customer owned                                                1,345
                                    -----       -----         -----
                                    2,261       4,841         8,447
                                    =====       =====         =====
Avg. Model Year                     1989        1987          1988


      Contract Services' equipment is maintained under a comprehensive preventive maintenance program emphasizing avoidance of on-the-road failures while minimizing per mile maintenance and tire costs. Fleet maintenance standards are established by a corporate department located in its Overland Park headquarters facility. This department supervises the purchasing of equipment and establishes standards for preventive maintenance in addition to monitoring levels of repair parts inventories throughout the Contract Services system.

      Contract Services has obtained a substantial portion of the additions to its fleet through operating leases. As of December 31, 1993, Contract Services was a party to operating leases with eight equipment finance entities. The Company has guaranteed the performance of Contract Services' obligations under a portion of these operating leases.

      Transit Properties

      Transit owns a 190-acre tract northwest of Indianapolis, Indiana upon which the Company's headquarters building is located. Located on the same tract is Transit's driver training facility, a building used for the preparation and maintenance of trailers, a storage building, and a warehouse and office facility used by an agent wholly owned by Transit. This entire tract is mortgaged to Mellon Bank, N.A. ("Mellon") as part of the security for a $5.0 million loan to Transit.

      Transit also owns a total of approximately 182,000 square feet of office and warehouse space in Indianapolis, Indiana and Alexandria, Virginia that is used in its local moving and storage operations. All these properties owned by Transit are also mortgaged to Mellon. In addition, Transit owns another 40,000 square feet which are not encumbered and leases approximately 1.3 million additional square feet at various other locations.

      At December 31, 1993, Transit and its Moving & Storage subsidiaries owned approximately 1,600 trailers, with an average age of 11 years, which are used primarily by owner-operators in hauling goods with the owner-operator's tractor. Transit also owned approximately 240 tractors, straight trucks and other vehicles at December 31, 1993. The majority of the tractors and trailers owned by Transit are subject to a security interest granted to the Company's lenders under its financing agreements.

      Agents also provide equipment for Transit's use under long-term and short-term contract hauling arrangements. Approximately 400 of Transit's fleet of tractor-trailer units are maintained pursuant to long-term contract hauling arrangements, while approximately 1,700 additional units are available on a short-term basis, some of which are added to the fleet during the peak season.


Item 3.  Legal Proceedings

Litigation

      On October 24, 1989, two alleged shareholders of Old Mayflower filed suit in the federal district court against certain directors of Old Mayflower and the Company. The plaintiffs in this lawsuit are also the plaintiffs in a suit filed in Indiana state court on October 29, 1986. These complaints allege that the directors breached their fiduciary obligations to the shareholders of Old Mayflower by entering into a leveraged buy-out transaction at a grossly inadequate price. The suits purport to be class actions on behalf of all the shareholders. In addition to seeking injunctive relief, the plaintiffs are asking for compensatory and punitive damages.

      The defendants in these suits believe the plaintiffs' claims to be without merit; however, because of the costs associated with defending these actions, the Company has joined in an agreement to settle both lawsuits. The settlement agreement must be approved by the federal and state courts. If approved, the maximum amount of the settlement will be approximately $2.1 million in cash and notes. Attorneys for the settlement class will receive approximately $725,000 in cash for fees and litigation expenses. The Company's insurance carrier will contribute $617,000 toward the cash payment with the balance to be paid by the Company. The remainder of the settlement amount, not more than approximately $1.4 million, will be paid in the form of unsecured subordinated notes of the Company to members of the settlement class that properly complete and submit proofs of claim. The settlement notes (a) will mature in ten years, (b) will be unsecured and subordinated to certain indebtedness of the Company, (c) will pay interest semi-annually, (d) will require no payment of principal until maturity, and (e) will not be registered with the Securities and Exchange Commission.

      The subsidiaries become involved from time to time in various actions that are incidental to the ordinary course of their business, including property damage and personal injury claims. Based upon information currently available to it, the Registrant believes that its reserves and insurance coverage with respect to all such actions are adequate to cover liabilities reasonably anticipated at the date of this filing. (See Note 4 to Consolidated Financial Statements.)

      The Registrant becomes involved from time to time in actions arising from the operations of its subsidiaries. The Registrant routinely seeks to be dismissed from such actions on the grounds that it is not a proper party defendant.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted during the fourth quarter of 1993 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.


          [The remainder of this page was intentionally left blank.]

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

      The Registrant's Common Stock was registered effective August 22, 1992, under Section 12 of the Securities Exchange Act of 1934. The Common Stock of the Registrant was listed on the Nasdaq National Market on December 1, 1992. Prior to that date there was no established public trading market for these securities. As of December 31, 1993, the Registrant had 276 shareholders of record.

      The high and low sales prices for the Registrant's Common Stock during the portion of the fourth calendar quarter of 1992 following the date on which the Registrant's Common Stock began trading on the Nasdaq National Market were $10.50 and $7.50, respectively, as reported by Nasdaq.

      The high and low sales prices reported by for the Registrant's Common Stock reported by the Nasdaq National Market during each calendar quarter of 1993 were as follows:

            Quarter           High                    Low

            1                 12 1/4                  9
            2                 11 1/2                  8 1/4
            3                 13                      9 1/2
            4                 12 1/4                  10 3/4

      There were 278 holders of record of the Registrant's Common
Stock on March 7, 1994. The high and low sales prices reported by the Nasdaq National Market on that date were $11 3/4 and $11
1/4.

      The Registrant has not paid cash dividends in its two most recent fiscal years. The senior bank credit agreement entered into by the Registrant and its operating subsidiaries prohibits the payment of dividends on its Common Stock. (For a discussion of the Registrant's credit facilities, see Note 7 to Consolidated Financial Statements.) Therefore, the Registrant does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


          [The remainder of this page was intentionally left blank.]


Item 6.     Selected Financial Data

Selected Historical Financial Information

      The following table sets forth selected consolidated financial data regarding the Registrant.  This information should be read in conjunction with the discussion contained in "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes thereto included in Item 8.

                                           (Dollars in thousands except per share data)

                                                        Years ended December 31,
                                        1993         1992 (b)      1991        1990         1989
                                      --------------------------------------------------------------------
Income Statement Data:
  Operating Revenues:
     Contract Services                $235,918      $209,411     $193,442    $186,216    $156,063
     Transit (c)                       441,575       426,444      405,600     447,769     483,246
                                      --------      --------     --------    --------    --------
         Total                        $677,493      $635,855     $599,042    $633,985    $639,309
                                      ========      ========     ========    ========    ========


  Operating Profit: (d)
     Contract Services                $  7,471 (a)  $ 10,840     $  4,829    $ 10,101    $ 14,283
     Transit                             5,738        13,208      (58,221)     10,313      17,540
     Unallocated Corporate
       Overhead                         (1,089)       (1,142)      (3,774)     (1,521)       (887)
                                      --------      --------     --------    --------    --------
                                        12,120        22,906      (57,166)     18,893      30,936

  Net interest expense and
    purchase fee on receivables sold    (6,736)       (9,661)     (31,306)    (31,737)    (33,252)
  Miscellaneous, net                        32           234         (161)      1,290         537
                                      --------      --------     --------    --------    --------
  Income (loss) before federal
  income taxes and extraordinary
  items                               $  5,416      $ 13,479     $(88,633)   $(11,554)   $ (1,779)
                                      ========      ========     ========    ========    ========

  Income (loss) before ext. items     $  2,435      $  7,835     $(88,633)   $ (9,988)   $ (3,525)
  Income before ext. items
  per share (e)                       $   0.19      $    n/a     $    n/a    $    n/a    $    n/a
                                      ========      ========     ========    ========    ========

Pro Forma Financial Information:
  (unaudited) (e):
     Net Income                       $    n/a      $  8,336     $  1,465    $    n/a    $    n/a
     Earnings Per Share               $    n/a      $   0.66     $   0.12    $    n/a    $    n/a
                                      ========      ========     ========    ========    ========

Balance Sheet Data:
  Working capital (deficit) (f)       $ 39,197      $ 23,997     $(16,615)   $(21,441)   $(14,626)
  Net property and equipment           114,747       104,449      101,460      85,146      97,173
  Total assets (g)                     322,677       302,751      298,945     328,424     353,244
  Short-term debt (h)                    2,276        21,078       37,015      16,125      15,756
  Long-term obligations (h)             95,407        79,149      234,529     201,470     212,970
  Shareholders' investment
    (deficit) (a)(i)(j)               $ 82,671      $ 80,771     $(88,910)   $   (219)   $  9,887
                                      ========      ========     ========    ========    ========

See footnotes which follow.
- ----------------------------------

(a)   The Company is self-insured for certain risks, and, accordingly, maintains reserves for losses and premium adjustments which are determined using case basis evaluations and other analyses.  Based on a review by management during the fourth quarter of 1993 of the calculations underlying the reserve for self-insured claims, the Company has determined that the portion of Contract Services' reserve attributable to claims incurred prior to 1991 was $4.9 million below an appropriate level.  As a result, the Company recognized $4.9 million in additional self-insured claims expense during 1993.
      The annual expense related to the self-insurance program since January 1, 1991, excluding this adjustment, has been sufficient to provide for anticipated losses, and this adjustment represents a one-time nonrecurring increase to its reserve for self-insured claims.

(b)   See Note 2 to Consolidated Financial Statements for discussion of the Registrant's Plan of
      Reorganization which became effective March 24, 1992, and included the exchange of Group's subordinated debentures for common stock.

(c)   Transit's equipment financing subsidiary sells transportation equipment to certain of its owner-
      operators and agents.  Beginning in 1993, revenues associated with these installment sales is recorded net of the related cost of goods sold as an operating expense, with the related gain on the sale being recognized on the installment basis.  Revenues for each of the years 1992 through 1989 have been reclassified to conform with this presentation.

(d)   See Note 12 to Consolidated Financial Statements for discussion of the components of operating profit.


(e)   See Notes 1B and 3 to Consolidated Financial Statements for discussion of the earnings per share computation and the pro forma financial information.

(f)   The Registrant's working capital balance was negative during 1989 and 1990 because the initial
      proceeds of a sale of Transit's receivables in 1988 were used to retire long-term debt.   Working
      capital remained negative in 1991 after this facility expired due to the accrued interest on the
      Debentures, which was subsequently eliminated when the Debentures were exchanged for Common Stock under the Registrant's Plan of Reorganization in 1992.

(g)   See Note 6 to Consolidated Financial Statements for discussion of the Registrant's revaluation of intangible assets which resulted in a $69.0 million write-down of total assets during 1991.

(h)   See Note 7 to Consolidated Financial Statements for a discussion of the Registrant's refinancing of its debt facilities.

(i)   Effective April 1, 1992, the Registrant changed its method of accounting for federal income taxes from the deferred to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes"
      ("SFAS 109").  As permitted under the new rules, prior years' financial statements have not been restated.  In accordance with Statement of Position (SOP) 90-7, the cumulative effect of adopting SFAS
      109 as of April 1, 1992 was to decrease Shareholder's Investment (deficit) by $8.9 million.

(j)   Effective April 1, 1992, the Registrant adopted FASB Statement No. 106 "Employers' Accounting for
      Postretirement Benefits Other Than Pensions" ("SFAS 106").  In accordance with SOP 90-7, the cumulative effect of the accounting change was recognized as a $3.0 million reduction in shareholders'
      investment.  In prior years, the Registrant had recognized the expense related to these benefits as they were paid.  As the effect on net income of adopting SFAS 106 was not significant, postretirement benefit cost for prior periods has not been restated.

/TABLE

Item 7.  Management's Discussion and Analysis

      Fiscal Year 1993 compared with fiscal year 1992

    Operating revenue for 1993 totaled $677.5 million, an increase of 6.5% over operating revenues of $635.9 million for 1992. Income before extraordinary items was $2.4 million and $7.8 million for the years ended December 31, 1993 and December 31, 1992, respectively. Income before extraordinary items in 1993 was reduced by $3.0 million resulting from the unusual charge increasing Contract Services' reserve for self-insured claims, as discussed below and in Note 4 to Consolidated Financial Statements. Additionally, the Registrant recognized a $549,000 extraordinary loss in 1993 related to the extinguishment of debt, and a $93.1 million extraordinary gain in 1992 related to the conversion of its subordinated debt to common stock in accordance with its Plan of Reorganization (See Note 2 to Consolidated Financial Statements).

      The operating results for 1992 included $1.7 million of interest expense related to the Registrant's subordinated debentures, which were converted to common stock through the Registrant's Plan of Reorganization. Note 3 to Consolidated Financial Statements presents pro forma financial information before nonrecurring items, including this charge, and assuming certain other events which occurred in 1992 had taken place as of December 31, 1990. On a pro forma basis, income before extraordinary items decreased from $8.3 million for the year ended December 31, 1992 to $2.4 million for 1993.

      Contract Services

      Contract Services' revenues for 1993 were $235.9 million versus $209.4 million during the comparable period in 1992, an increase of 12.7%. Public transportation revenues increased $21.2 million, or 43.8%, to $69.5 million. This growth is attributable to new customer contracts, primarily paratransit operations in California and Hawaii, and the acquisition of CTS Management Company in September 1993. Student transportation revenues increased $5.3 million, or 3.3%, to $166.4 million, largely the result of pricing changes.

      Contract Services' operating profits increased $1.6 million to $12.4 million in 1993, excluding a $4.9 million unusual charge to increase Contract Services' reserve for self-insured claims. Contract Services increased its reserve for self-insured claims, having determined that the portion of the reserve attributable to claims incurred prior to 1991 was below an appropriate level. (See Note 4 to Consolidated Financial Statements.) Including this unusual charge, Contract Services' operating profits decreased to $7.5 million in 1993 compared to $10.8 million in 1992.

      Contract Services realized a $1.6 million increase in operating profits, excluding the unusual charge previously discussed, largely as a result of realizing additional margin of $2.7 million from 1993's revenue growth and bus sales profits increasing $400,000 over the prior year. Also, margin improvements included decreased insurance costs of $1.6 million and decreased school revenue equipment depreciation and lease costs of $300,000. Adversely affecting profits were $800,000 of costs in resolving an unsuccessful attempt to organize Contract Services' labor force at a contract site in Pennsylvania, margin reductions totalling $1.4 million at two metropolitan operations, one in Pennsylvania and one in Colorado, additional expense totalling $300,000 resulting from SFAS 106 ("Accounting for Postretirement Benefits other than Pensions"), and $600,000 of additional depreciation expense related to the adoption of SFAS 109 as discussed further below.

      As a result of the adoption of SFAS 109 ("Accounting For Income Taxes") in April 1992, Contract Services recognized additional depreciation expense of $600,000 in 1993. On a pro forma basis, incorporating this change and the impact of the shorter lives over which intangible assets are being amortized since October 1992 as though both changes had occurred prior to 1992 (see Note 3 to Consolidated Financial Statements), Contract Services' operating profit, excluding the self-insurance adjustment discussed earlier, increased $2.6 million to $12.4 million, or 27% over the previous year's $9.8 million.

Transit

      Operating revenues for Transit for 1993 increased to $441.6 million , or by 3.6% over operating revenues during the same period in 1992. Line haul revenues, the largest component of Transit revenues, increased $10.0 million, or 3.8%. Also, the Moving and Storage division increased revenues by $3.2 million and Transit's equipment sales and financing subsidiary's revenues rose $2.2 million versus 1992.

      Line haul for the Household Goods division increased 1.5%, resulting from a 3.2% increase in the average price per shipment, offset by a 1.7% decline in the number of shipments handled. The division's 3.2% increase in the average price reflects the higher price associated with corporate account orders whose weight and traffic characteristics favorably affect its average price. The decrease in number of shipments was primarily affected by a reduction in U.S. government and military orders versus last year, which had been favorably impacted by the pent-up demand which developed in 1991 following the Gulf War. Partially offsetting this decrease in the number of shipments was a 4.2% increase in the number of shipments to corporate accounts during 1993 versus 1992.

      Line haul for the Electronics & Trade Show division increased 9.3%, resulting from a 7.8% increase in the number of shipments handled coupled with a 1.5% increase in the average price per shipment. The increased number of shipments handled reflects both an increase in the size of Transit's truckload fleet and the addition to Transit's agency network in 1993 of an agency which handles a large number of electronic and tradeshow orders.

      Operating profit for the year was $5.7 million, compared to a $13.2 million profit in the same period in 1992. Operating profit was unfavorably affected by additional driver costs of $2.7 million, increased advertising and sales expenses of $1.1 million, reduced profitability in Transit's International and Moving and Storage divisions totalling $1.4 million, a $1.7 million increase in salaries and benefits costs, and $1.0 million of additional amortization expense. Additional gross margin from increased line haul revenue compared to the prior year was offset by lesser increases in other expenses.

      Transit's independent contract drivers have been adversely impacted by downward price pressures over the past few years, as well as higher equipment, insurance and fuel costs, resulting in Transit having incurred higher contract driver turnover. Driver turnover results in increased recruiting and training expenses, bad debts and other operating and administrative costs.

      Transit incurred increased sales and advertising costs primarily resulting from new programs initiated in 1993 to increase line haul revenues, especially in the corporate account market.

      The International division's margin was unfavorably affected by the slowdown in the European economy causing revenues to remain constant compared to 1992, coupled with increased general and administrative costs related to new programs which management believes will favorably impact future revenues.

       The Moving and Storage division's profitability was unfavorably affected by start-up costs related to two agencies opened in 1993, increased bad debt expenses and reduced margins realized on local revenues at certain agencies.

      Amortization expense increased in 1993 compared to 1992 by $1.0 million primarily resulting from the shorter lives used to amortize intangible assets beginning October 1992. On a pro forma basis incorporating this change and the adoption of SFAS 109 as though they had occurred prior to 1992 (see Note 3 to Consolidated Financial Statements), Transit's operating profit decreased $6.0 million from $11.7 million in 1992 to $5.7 million in 1993.

Unallocated Corporate Overhead

      Unallocated corporate overhead was $1.1 million in both 1993 and 1992.

Net Interest Expense

      Net interest expense decreased by $2.9 million from 1992 to 1993. Most significantly, interest on the Registrant's subordinated debentures (the "Debentures") decreased $1.7 million as the Debentures and their related claim to interest payments were converted to common stock under the Registrant's Plan of Reorganization in 1992. Last year included interest on the Debentures through January 27, the date the Plan of Reorganization was filed with the Bankruptcy Court. The remaining reduction in expense resulted primarily from increased net interest income realized by Transit's equipment sales and financing subsidiary and a reduction in average principal outstanding compared to 1992.

Federal Income Taxes

      In August 1993, the Omnibus Budget Reconciliation Act was enacted which, among other things, resulted in an increase in the maximum federal income tax rate from 34% to 35%. In accordance with SFAS 109, the Registrant recorded a one-time charge to its federal income tax provision of $405,000 during 1993 to reflect the impact the higher federal tax rate has on its net deferred federal income tax liability.

      At December 31, 1993, the Registrant has net operating loss carryforwards of $4.8 million for federal income tax purposes and alternative minimum tax credit carryforwards of $3.2 million.
The net operating loss carryforwards expire in years 2003 and 2006, while the alternative minimum tax credit carryforwards have
an indefinite carryforward period.    Because management believes
these carryforwards will be used prior to expiration, no valuation allowance has been recorded. Transit also has a capital loss carryforward of $2.6 million which will expire in 1994. Because of the uncertainty of the ability to generate sufficient capital gains against which to use the capital loss, this carryforward has been fully provided for in the valuation allowance. Due to the Registrant's change in ownership resulting from its Plan of Reorganization (see Note 2 to Consolidated Financial Statements), the annual aggregate utilization of the net operating loss carryforward and the capital loss tax carryforward will be limited to approximately $6.0 million annually.

Fiscal Year 1992 Compared with Fiscal Year 1991

      Operating revenues for 1992 totaled $635.9 million, or an increase of 6.2% over operating revenues of $599.0 million for 1991. Income before extraordinary gain increased $96.5 million to $7.8 million for 1992. Additionally, the Registrant recognized a $93.1 million extraordinary gain on conversion of its Debentures to Common Stock in 1992 as part of the Registrant's Plan of Reorganization as described in Note 2 to Consolidated Financial Statements. The operating results for 1991 included a $69.0 million non-cash charge related to the revaluation of certain intangible assets and $21.6 million of interest expense related to the Registrant's Debentures, as described in Notes 6 and 2 to Consolidated Financial Statements, respectively. Note 3 to Consolidated Financial Statements presents pro forma financial information assuming these and certain other events which occurred in 1991 and 1992 had occurred as of December 31, 1990. On a pro forma basis, income before extraordinary gain increased from $1.5 million in 1991 to $8.3 million in 1992.

Contract Services

      Revenues for Contract Services for 1992 were $209.4 million compared to $193.4 million for 1991, an increase of 8.3%.

      Nonseasonal public transportation revenues increased $11.4 million, or 32.2%, compared to 1991. Contract Services was awarded nine new public transportation contracts in 1992 which contributed $9.8 million in revenues. Student transportation revenues increased 2.9% from $158.1 million in 1991 to $162.6 million in 1992. Contractual price escalators contributed approximately 4% of each segment's revenue increase.

      Operating profits increased $6.0 million to $10.8 million in 1992. This increase was primarily attributable to a $4.9 million margin improvement resulting from reduced accident costs, decreases in driver wage and hiring costs of $2.3 million, a decrease in fuel cost of $2.1 million and additional operating profits of approximately $1.6 million resulting from the increase in revenues discussed above. These favorable variances were somewhat offset by increases in field administrative salaries and benefit programs of $2.3 million, increases in miscellaneous operating expenses of $500,000, a decrease in margin realized on bus sales of $400,000 and $1.3 million of non-cash charges resulting from the implementation of SFAS 109 and the reduction in lives used to amortize excess reorganization value and intangible assets, as discussed further below.

Transit

      Transit's operating revenues for 1992 increased to $426.4 million, or by 5.1% over operating revenues for 1991. Line haul revenues, the largest component of Transit's revenues, increased $17.9 million, or 7.2%. The remainder of the revenue increase was primarily due to an increase in accessorial revenues of $6.2 million, partially offset by a reduction in fuel surcharge revenues of $2.5 million.

      Line haul for Transit's Household Goods division increased $12.1 million, or 6.8%, resulting from a 6.5% increase in the number of shipments handled and a .3% increase in the average price per shipment. The increase in number of shipments was affected by a significant increase in U.S. military shipments versus last year (which had been unfavorably impacted by the Gulf
War) and, to lesser extent, an increase in the number of COD orders.

      Line haul for Transit's Electronics & Trade Show division increased $5.8 million, or 8.1%, resulting from a 6.7% increase in the number of shipments handled, coupled with a 1.4% increase in the average price per shipment primarily due to an increase in trade show business. Average price is affected by order size and distance, which accounts for a portion of the price increase.

      Accessorial revenues, which consist of packing, unpacking, storage and other services performed in connection with line haul transportation, increased during the year compared to 1991 due to the increase in the number of shipments handled.

      In 1991, the Registrant collected a fuel surcharge, which was paid in its entirety to agents and owner-operators to help offset a sharp increase in the amount they paid for fuel costs prior to, during and after the Gulf War. This surcharge was discontinued in late 1991 resulting in an unfavorable revenue variance in 1992, though it had no impact on operating profit in either year.

      Operating profit for 1992 was $13.2 million, which is an improvement of $2.4 million compared to 1991, excluding the $69.0 million charge in 1991 related to the revaluation of intangible assets. This improvement resulted from the following factors:

- --    Additional margin on the accessorial revenue and a reduction in net cargo claims and casualty insurance costs improved profits by $3.2 million. 1991 included an unusually high provision in casualty insurance costs to increase reserves for prior accidents.

- --    Gross margin on line haul revenue for 1992 decreased by $3.1 million as $3.3 million in additional margin contributed by the increased line haul was more than offset by an increase in hauling commissions paid as a percentage of the line haul revenues, as well as increased advertising costs and driver recruiting expenses to promote and support the increased revenues.

      Various factors caused this unfavorable commission variance including: (i) an increase in the number of drivers with more than one year of service and the number of drivers with higher performance ratings, both of which cause higher hauling commission payments to the driver under Transit's Pay for Performance program; (ii) increased deadhead expenses paid to Transit's drivers due to traffic imbalances; (iii) the unfavorable impact on hauling commissions related to U.S. government orders (the higher discounts on government orders resulted in a higher percentage of revenue paid to the hauler as commission);
      (iv) an increase in the proportion of Transit's agent haulers compared to Transit's independent owner-operators (agent haulers receive a commission which is higher than independent owner-operators' commissions); and (v) increased expenses paid to Transit's summer "collegiate" fleet.

- --    Improved profits in the Moving and Storage division of
      approximately $500,000 due to increased profit margins and increased revenues.

- --    Overhead expenses decreased $1.0 million compared to the
      same period last year, as reduced bad debt and amortization expenses were only partially offset by increased salaries and benefit costs.

- --    Amortization expenses decreased during 1992 compared to 1991 by $800,000 resulting from the revaluation and resulting decreased amortization of Transit's intangible assets as of December 31, 1991, net of an increase in amortization expense related to financing costs, amortization resulting from adoption of SFAS 109, and the change in amortization periods for the Registrant's intangible assets and excess reorganization value effective October 1, 1992, as discussed further below.

Unallocated Corporate Overhead

      Unallocated corporate overhead decreased by $2.6 million for 1992 compared to the previous year. The variance primarily reflects a decrease in professional fees related to the Registrant's reorganization of $2.0 million and a decrease of $900,000 in amortization expense related to the Debentures due to the conversion of those Debentures to Common Stock in 1992.
These favorable variances were partially offset by an increase in administrative expenses including insurance premiums and professional fees.

Interest and Purchase Fee

      Total purchase fee and net interest expense decreased by $21.6 million to $9.7 million. Most significantly, interest on the Debentures decreased $19.9 million as the Debentures and their related accrued interest were converted to Common Stock. In 1992, interest on the Debentures is included only through January 27, 1992, the date the Plan of Reorganization was filed with the Bankruptcy Court. Also, lower outstanding debt and lower interest rates had a favorable effect on net interest expense.

Federal Income Taxes

      Effective April 1, 1992, the Registrant changed its method of accounting for income taxes from the deferred to the liability method required by SFAS 109. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of April 1, 1992 was to decrease shareholders' investment by $8.9 million. For the nine months ended December 31, 1992, application of the new accounting method decreased pre-tax income and federal income tax expense by approximately $2.1 million.

      Federal income tax expense (credit) is computed using an annual estimated effective tax rate, adjusted quarterly. For both 1992 and 1991, an effective rate which differs from the statutory rate was used in recording federal tax expense. The difference in rates is primarily the result of the amortization of nondeductible intangible assets incurred at the time of Group's formation in 1986, and nondeductibility of amortization of the excess reorganization value resulting from the Plan of Reorganization for 1992. With the adoption of SFAS 109 in April 1992, the amortization of intangible assets became deductible for financial reporting purposes, resulting in an effective rate more closely approximating the federal statutory rate.

Intangible Assets

      Effective October 1, 1992, the Registrant changed the amortization period for its intangible assets. Intangible assets are now amortized over periods ranging from five to 35 years. This change will decrease net income by $1.6 million annually in future periods.


LIQUIDITY AND CAPITAL RESOURCES

      Total cash decreased by $3.4 million from December 31, 1992 to December 31, 1993. Operating activities contributed $25.4 million, which was more than offset by the use of cash in investing activities of $26.0 million and financing activities of $2.8 million.

      The $25.4 million in cash provided by operations was primarily due to $26.5 million provided by net income, excluding items not affecting cash. Cash provided by operations was reduced by a $1.1 million change in certain working capital items. Most significantly, cash used for an $11.0 million increase in accounts receivables and for a $3.7 million increase in equipment and inventory held for resale was somewhat offset by cash provided by a $8.1 million increase in accounts payable and a $7.6 million increase in the reserve for self-insured claims. Other working capital items, net, represent a $2.1 million use of cash.

      The increase in accounts receivable mostly reflects an increase in revenues at both Transit and Contract Services compared to last year. Equipment and inventory held for resale has grown due to an increase in the number of units held by Transit's equipment sales and financing subsidiary largely attributable to the higher level of driver turnover. The increase in accounts payable largely represents a heightened focus on cash management by the Registrant's two operating subsidiaries. The Registrant increased its reserve for self-insured claims largely due to the $4.9 million increase in Contract Services' reserve related to claims which occurred prior to 1991, as discussed earlier.

      During 1993, the Registrant used $26.0 million, net, for investing activities. The Registrant used $30.2 million for the purchase of property and equipment, primarily the purchase of school buses by Contract Services and, to a lesser extent, trailers and other transportation equipment by Transit. The net increase of $8.9 million in non-current assets and non-current liabilities, net of non-cash items, resulted from an increase of $4.2 million in long-term notes receivable used to finance sales by Transit's equipment sales and financing subsidiary (prior to these notes receivable being sold, as discussed below) and lesser increases in deferred debt costs related to the Registrant's refinancing in the second quarter, as well as deferred start-up costs and security deposits related to Contract Services' new customer contracts. The Registrant also used $3.0 million related to a purchase acquisition by Contract Services. Proceeds from disposal of property and equipment, less gains included in net income, totaled $2.1 million.

      In December 1993, Transit's equipment sales and financing subsidiary received $13.9 million in proceeds from the sale of its long-term notes receivable described above to the same creditors it had owed notes payable collateralized by those notes receivable. The proceeds were used to fully repay the amounts outstanding on the notes payable.

      Total debt at December 31, 1993, was $97.7 million compared to $100.2 million at December 31, 1992, representing a $2.5 million decrease in total debt during 1993. The Registrant received $80.0 million from a new financing agreement, which was one of three separate agreements consummated by the Registrant in May 1993 to refinance previously existing debt. (See Note 7 to Consolidated Financial Statements for further discussion of these agreements.) Using the proceeds from the refinancing discussed above, coupled with cash provided by operations, the Registrant repaid $81.9 million of outstanding debt, including Transit's and Contract Services' senior bank debt facilities totalling $52.0 million, Contract Services' short-term borrowing of $9.5 million, certain of Contract Services' equipment obligations totalling $17.5 million, and $2.9 million of other debt.

      During 1993, Transit prepaid $10.0 million of its $15.0 million mortgage note payable collateralized by certain of Transit's properties, including its headquarters facility. Also, as discussed above, Transit used proceeds from its sale of installment notes receivable to repay certain notes payable totalling $13.9 million. The Registrant repaid $700,000 of other debt during 1993.

      The Registrant received $23.7 million proceeds from its equipment financing agreements, used to finance the purchase of buses by Contract Services and to fund long-term notes receivable used to finance sales by Transit's equipment sales and financing subsidiary (prior to the sale of these notes receivable).

      At December 31, 1993, the Registrant has committed to approximately $19.4 million in capital purchases during 1994. This includes $15.0 million, or 159 units, for school and transit buses by Contract Services and $4.4 million for 175 trailers by Transit.

      The Registrant believes cash flow from operations combined with existing financing resources will be adequate to meet its short-term and long-term cash requirements. At December 31, 1993, the Registrant has a $15.7 million credit capacity available under its revolving credit facility discussed in Note 7 to Consolidated Financial Statements.

SEASONALITY

      Peak business levels for Contract Services occur during the traditional school months of September through May. For example, during 1993 approximately 86% of Contract Services' transportation revenues were generated during these nine months.

      At Transit, proportionately more household goods moves occur during the summer months. During 1993, for example, approximately 45% of the Household Goods division's revenues were generated during the months of June through September.

      Due to the seasonal impact of revenue being generated by each of the Registrant's two operating subsidiaries as discussed above, the Registrant historically realizes higher net income in the second and fourth quarters than in the first and third quarters of the year.

Item 8.  Financial Statements and Supplementary Data.

      Following are the consolidated financial statements of the Registrant as of December 31, 1992 and 1993, and for each of the three years in the period ended December 31, 1993, and the independent auditors' report on the consolidated financial statements. A list of the report and financial statements appears in response to Item 14 of this report:




          [The remainder of this page was intentionally left blank.]

REPORT OF COOPERS & LYBRAND, INDEPENDENT ACCOUNTANTS

MAYFLOWER GROUP, INC.


Board of Directors
Mayflower Group, Inc.



     We have audited the accompanying consolidated balance sheet of Mayflower Group, Inc. as of December 31, 1993, and the related consolidated statements of operations, shareholders' investment and cash flows for the year then ended. We have also audited the financial statement schedules listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The consolidated balance sheet of Mayflower Group, Inc. as of December 31, 1992, the consolidated statements of operations, shareholders' investment and cash flows for each of the two years in the period ended December 31, 1992, and the related financial statement schedules for such periods were audited by other auditors whose report, dated February 1, 1993, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mayflower Group, Inc. as of December 31, 1993, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand
Indianapolis, Indiana
March 29, 1994
REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS



Board of Directors
Mayflower Group, Inc.

     We have audited the accompanying consolidated balance sheet of Mayflower Group, Inc. as of December 31, 1992, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the two years in the period ended
December 31, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a) for the years ended December 31, 1992 and 1991. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the financial statements as of and for the year ended December 31, 1992 are not comparable with those of 1991 as a result of the reorganization.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mayflower Group, Inc. at December 31, 1992, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As described in Notes 1, 9 and 10 to the financial statements effective April 1, 1992 (date of reorganization), the Company changed its method of accounting for income taxes and postretirement benefits.


/s/ Ernst & Young
Indianapolis, Indiana
February 1, 1993

CONSOLIDATED STATEMENTS OF OPERATIONS

MAYFLOWER GROUP, INC.

                                             Years Ended December 31
                                             (In thousands except per share data)
                                                1993          1992        1991
- ----------------------------------------------------------------------------------
Operating Revenues:
  Contract Services                          $ 235,918     $ 209,411   $ 193,442
  Transit                                      441,575       426,444     405,600
                                             ---------     ---------   ---------
                                               677,493       635,855     599,042
Operating Expenses:                          ---------     ---------   ---------
  Contract Services                            210,949       186,189     178,022
  Transit                                      365,144       348,658     331,175
  General and administrative                    84,380        78,102      77,992
                                             ---------     ---------   ---------
Unusual Charges:
  Self-insured claims adjustment (Note 4)        4,900           ---         ---
  Revaluation of intangible assets (Note 6)        ---           ---      69,019
                                             ---------     ---------   ---------
Operating Profit (Loss)                         12,120        22,906     (57,166)
Other Income and Expense:
  Interest income                                2,862         1,995         903
  Interest expense (Note 2)                     (9,598)      (11,656)    (32,209)
  Miscellaneous, net                                32           234        (161)
                                             ---------     ---------   ---------
Income (loss) before federal income
  taxes and extraordinary items                  5,416        13,479     (88,633)
                                             ---------     ---------   ---------
Provision for federal income taxes (Note 9):
    Current                                      2,966         3,679         ---
    Deferred                                        15         1,965         ---
                                             ---------     ---------   ---------
                                                 2,981         5,644         ---
                                             ---------     ---------   ---------
Income (loss) before extraordinary items         2,435         7,835     (88,633)
Extraordinary items (Note 5)                      (549)       93,141         ---
                                             ---------     ---------   ---------
Net income (loss)                            $   1,886     $ 100,976   $ (88,633)
                                             =========     =========   =========

Earnings Per Share (Notes 1B and 3):                       Pro Forma
  Weighted average shares outstanding           12,740        12,646
  Earnings Per Share before ext. items       $     .19     $     .66
  Extraordinary items                             (.04)          ---
  Earnings Per Share                         $     .15     $     .66



See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

MAYFLOWER GROUP, INC.

                                                               December 31
                                                        (Dollars in thousands)
                                                              1993      1992
- ------------------------------------------------------------------------------
Assets:
Current assets:
     Cash (including cash equivalents at market value of
          $5,814 in 1993 and $9,141 in 1992)               $  6,093  $  9,449
     Receivables (Note 7):
          Trade receivables                                  74,136    72,041
          Accrued unbilled accounts receivable               16,845    16,012
          Other                                              15,814    11,260
          Less allowance for possible collection losses      (6,174)   (6,178)
                                                           --------   -------
               Total receivables                            100,621    93,135
     Equipment and inventory held for resale (Note 7)         8,911     5,190
     Deferred income taxes (Note 9)                          13,230     9,095
     Prepaid expenses and deposits                            8,147     8,180
                                                           --------   -------
                Total current assets                        137,002   125,049
                                                           --------   -------
Property and equipment (Note 7):
     Land                                                     2,175     2,155
     Buildings and improvements                              16,273    15,675
     Revenue equipment                                      117,561   102,020
     Other operating equipment and improvements               9,072     6,966
     Less accumulated depreciation                          (30,334)  (22,367)
                                                           --------  --------
          Net property and equipment                        114,747   104,449
Intangible assets (less accumulated amortization of
     $6,852 in 1993 and $2,706 in 1992) (Note 1C)            53,372    55,085
Other assets                                                 17,556    18,168
                                                           --------  --------
                                                           $322,677  $302,751
                                                           ========  ========

/TABLE

CONSOLIDATED BALANCE SHEETS

MAYFLOWER GROUP, INC.

                                                          December 31
                                                    (Dollars in thousands)
                                                       1993           1992
- ------------------------------------------------------------------------------
Liabilities and Shareholders' Investment:
Current liabilities:
   Current maturities of long-term debt             $   2,276      $  11,608
   Short-term borrowings (Note 7)                         ---          9,470
   Trade accounts payable                              39,141         31,112
   Accrued expenses and deposits:
       Liabilities on unbilled shipments                9,026          8,961
       Reserve for self-insured claims (Note 4)        28,940         20,840
       Salaries and withholding taxes                   6,755          9,582
       Other                                           11,667          9,479
                                                    ---------      ---------
               Total current liabilities               97,805        101,052
                                                    ---------      ---------
Noncurrent liabilities:

   Reserve for self-insured claims, less
      current portion (Note 4)                        11,210           9,195
   Accrued postretirement benefits cost (Note 10)      5,621           4,948
   Long-term debt, less current
      maturities (Note 7)                             95,407          79,149
   Deferred income taxes (Note 9)                     29,963          27,636

Commitments and contingencies (Note 11)

Shareholders' investment (Note 8):
   Common shares; no par value; 30,000,000
      authorized; issued and outstanding:
      12,662,403 in 1993 and 12,630,344 in 1992        73,865         73,851
   Retained earnings                                    8,806          6,920
                                                    ---------      ---------
          Total shareholders' investment               82,671         80,771
                                                    ---------      ---------
                                                    $ 322,677      $ 302,751
                                                    =========      =========
See notes to consolidated financial statements.

/TABLE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

MAYFLOWER GROUP, INC.

                                                      Additional   Retained
                                          Common      Paid In      Earnings
(In thousands)                            Stock       Capital      (Deficit)
- ------------------------------------------------------------------------------
Balance, January 1, 1991                  $  23,346   $   6,986    $ (30,551)
Net loss
                                                ---         ---      (88,633)
Repurchase of common stock                      (58)        ---          ---
                                          ---------   ---------    ---------
Balance, December 31, 1991                   23,288       6,986     (119,184)
Income before extraordinary gain-
  three months ended March 31, 1992             ---         ---          915
                                          ---------   ---------    ---------
Balance, March 31, 1992                      23,288       6,986     (118,269)
Reorganization (Note 2):
  Retired common stock                      (23,288)     (6,986)      30,274
  Extraordinary gain on exchange of
       common stock for subordinated
       debt                                     ---         ---       93,141
  Capitalization of Company:
       Issuance of new common stock          85,774         ---       (5,146)
       Cumulative effect of adopting
            SFAS 109 (Note 9)                (8,897)        ---          ---
       Cumulative effect of adopting
            SFAS 106 (Note 10)               (3,026)        ---          ---
                                          ---------   ---------    ---------
Balance, April 1, 1992                       73,851         ---          ---
Net income- nine months ended
  December 31, 1992                             ---         ---        6,920
                                          ---------   ---------    ---------
Balance, December 31, 1992                   73,851         ---        6,920
Net income                                      ---         ---        1,886
Issuance of restricted shares, net of
  unearned compensation (Note 8)                 14         ---          ---
                                          ---------   ---------    ---------
Balance, December 31, 1993                $  73,865   $     ---    $   8,806



See notes to consolidated financial statements.

/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS

MAYFLOWER GROUP, INC.

                                                    Years ended December 31
                                                          (In thousands)
                                                1993          1992         1991
- ----------------------------------------------------------------------------------
Net cash provided by (used in):
  Operating activities                       $ 25,392      $ 34,860     $ (22,459)
  Investing activities                        (26,008)      (12,398)      (31,489)
  Financing activities                         (2,740)      (18,309)       53,831
                                               (3,356)        4,153          (117)
Cash and cash equivalents-beginning of year     9,449         5,296         5,413
Cash and cash equivalents-end of year        $  6,093      $  9,449     $   5,296
Operating activities:
  Net income (loss) (Note 5)                 $  1,886      $100,976     $ (88,633)
  Add items not affecting cash:
    Extraordinary items                           871       (93,141)          ---
    Revaluation of intangible
      assets (Note 6)                             ---           ---        69,019
    Depreciation                               18,203        17,712        16,589
    Amortization and other                      5,494         4,573         5,066
  Changes in certain working capital items:
    Receivables                               (10,997)       (8,200)       (3,109)
    Equipment and inventory held for resale    (3,721)        5,722           539
    Prepaid expenses and deposits              (1,899)          682        (1,161)
    Trade accounts payable                      8,029         3,516            29
    Reserve for self-insured claims             7,611        (1,426)        2,116
    Other accrued expenses and deposits           (85)        4,446        22,084
    Repurchase of sold receivables                ---           ---       (39,675)
    Payments on receivables
      purchase facility                           ---           ---        (5,323)
Net cash provided by (used in)
  operating activities                       $ 25,392      $ 34,860     $ (22,459)
Investing activities:
  Purchases of property and equipment        $(30,196)       (9,160)    $ (27,542)
  Purchase acquisitions                        (2,966)          ---           ---
  Proceeds from disposal of property and
    equipment, less gains included in net
    income (loss)                               2,096         1,837         1,441
  Proceeds from sale of notes
    receivable (Note 7)                        13,913           ---           ---
  Increase in other noncurrent
    assets (liabilities)                       (8,855)       (5,075)       (5,388)
Net cash used in investing activities        $(26,008)     $(12,398)    $ (31,489)
Financing activities:
  Payment of long-term debt                  $(96,988)     $(29,288)    $ (16,659)
  Proceeds from long-term debt:
    Term loan                                  80,000           ---        39,675
    Equipment financing and other              23,718        12,529        19,853
  Net change in revolving
    credit agreements                          (9,470)       (1,550)       11,020
  Repurchase of common stock                      ---           ---           (58)
Net cash provided by (used in)
  financing activities                       $ (2,740)     $(18,309)    $  53,831

See notes to consolidated financial statements.
/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAYFLOWER GROUP, INC.


Note 1-  Summary of Significant Accounting Policies

     A.  Principles of Consolidation
     The accompanying consolidated financial statements include Mayflower Group, Inc. ("Group") and its subsidiaries (the "Company"), all of which are wholly owned. The Company owns two operating subsidiaries: Mayflower Contract Services, Inc. ("Contract Services") and Mayflower Transit, Inc. ("Transit"). All significant intercompany transactions and balances have been eliminated.

     B.  Earnings Per Share
     Since the historical capital structure of the Company is not indicative of the Company's capital structure following its Plan of Reorganization (Note 2), earnings per share is presented in the statements of operations for the current year and pro forma earnings per share is shown for the year ended December 31, 1992 only. The computation of earnings per share for the current year is based upon the weighted average number of shares outstanding and the dilutive effect of common equivalent shares issued under the Stock Option and Restricted Stock Plans discussed in Note 8. See Note 3 for discussion of the pro forma information.

     C.  Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                            1993        1992
Customer base and agency network (less accumulated
  amortization of $1,679 in 1993 and $729 in 1992)        $17,804     $18,754
Reorganization value in excess of amounts allocated
  to assets (less accumulated amortization of
  $1,228 in 1993 and $444 in 1992) (Note 2)                14,285      15,068
Other intangible assets (less accumulated amortization
  of $3,945 in 1993 and $1,533 in 1992)                    21,283      21,263
                                                          -------     -------
                                                          $53,372     $55,085

Intangible assets are amortized by the straight-line basis over periods ranging from 5 to 35 years.

     D.  Federal Income Taxes
     Effective April 1, 1992, the Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a significantly different approach to the financial accounting and reporting of income taxes than had been previously used and, in accordance with SFAS 109, the Company has chosen not to restate prior year financial statements. Refer to Note 9 for further discussion of SFAS 109. Prior to April 1, 1992, the Company computed income taxes in accordance with Accounting Principles Board Opinion No. 11.

     E. Post-retirement Benefits Other Than Pensions Effective April 1, 1992, the Company adopted Financial
Accounting Standards Board Statement No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the Company to accrue for the expected cost of Post-retirement benefits during the years an employee renders service rather than the previous practice of expensing such costs as incurred. Refer to Note 10 for further discussion of SFAS 106.


     F.  Reserve for Self-insured Claims
     The Company is self-insured for certain risks and is covered by insurance policies for other risks. The Company maintains reserves for losses and premium adjustments using case basis evaluations and other analyses. Reserve and premium adjustment estimates are continually reviewed and adjustments are reflected in current operations. The Company recognizes the noncurrent nature of the self insured claims reserves by classifying a portion of these reserves as a noncurrent liability. See Note 4 for discussion of adjustment to self-insured claims reserves recorded in 1993.

     G.  Recognition of Operating Revenues
      Revenues and related direct expenses for Contract Services, which is primarily involved in student transportation, are recognized over the period during which the service is rendered, which generally corresponds with the traditional nine month school year.

     Transit, which is primarily involved in the shipment of household goods and electronic and trade show products, recognizes revenue and associated transportation costs when the order has been unloaded at the destination. Transit's equipment financing subsidiary sells transportation equipment to certain of its owner-operators and agents. Beginning in 1993, revenues associated with these installment sales are recorded net of the related cost of goods sold as an operating expense, with the related gain on the sale being recognized on the installment basis. Revenues and operating expenses for 1992 and 1991 have been reclassified to conform with this presentation.

     H.  Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported on the balance sheet for cash approximates fair value.

     I.  Inventories
     Inventories are stated at the lower of cost or market as determined for each specific unit.

     J.  Property and Equipment
     Property and equipment is stated on a cost basis.
Depreciation is provided primarily by the straight-line method at annual rates considered adequate to amortize the costs over the estimated useful lives of the assets. The lives used in computing depreciation during the periods were:

      Building and improvements                3 to 40 years
      Revenue equipment                        3 to 10 years
          Other operating equipment
          and improvements                     2 to 10 years

     The portion of fleet operating buses used in the operations of Contract Services and classified as property and equipment, is based upon the Company's requirements for fleet buses to fulfill existing contract requirements, including an estimate of reserve buses necessary to ensure continuity of service based on historical maintenance records and experience. The remaining buses are classified as equipment and inventory held for resale.

     K.  Reclassification
     Certain amounts within the 1992 and 1991 Consolidated
Financial Statements have been reclassified to conform with the 1993 presentation.


Note 2-  Corporate Reorganization

Plan of Reorganization

     Group was formed in 1986 for the purpose of acquiring another company whose name was Mayflower Group, Inc. ("Old Mayflower"), a holding company that owned 100% of the stock of three operating subsidiaries: Contract Services, Transit, and Mayflower Consumer Products, Inc. ("Consumer Products"). The acquisition was completed in December 1986 in a two-step merger (the "Merger"): a cash tender offer for all of the 7.9 million outstanding common shares of Old Mayflower at $31.50 per share followed by a merger of Old Mayflower into a wholly-owned subsidiary of Group. To finance the acquisition, Group raised approximately $330 million of debt financing, including a $110 million senior secured credit facility and $160 million through private placement of 12 5/8% Senior Subordinated Debentures ("Debentures") with Warrants to purchase common stock of Group. The remaining debt financing consisted of a secured bank loan to a subsidiary of Contract Services. Group sold Consumer Products in 1987 and eventually refinanced the senior secured credit facility with secured credit facilities at Transit and Contract Services.

    Group is a holding company that relies upon the cash flow of its two operating subsidiaries to satisfy its obligations, which through December 1990 consisted primarily of interest payments on the Debentures. Following Group's financial reorganization, discussed below, it had no significant obligations remaining. From 1987 through 1991, operating results and cash flow generated by Group and its operating subsidiaries were not sufficient to pay significant amounts of principal on Group's senior debt or allow Group to remain in compliance with all financial covenants contained in the secured credit facilities. As a result, beginning after December 1990, Contract Services and Transit were prohibited by terms of the secured credit facilities from making any further cash dividend payments to Group for the purposes of servicing interest payments on its Debentures. Consequently, the two scheduled semiannual interest payments on the Debentures of $10.1 million each were not made in 1991 resulting in a default under the provisions of the related indenture. After various restructuring proposals were considered in early 1992, Group's Debenture holders, along with Group's common stock and warrant holders, overwhelmingly approved a Prepackaged Plan of Reorganization ("Plan of Reorganization"). The Plan of Reorganization was confirmed by the court and became effective in March 1992. Under the Plan of Reorganization, the holders of the Debentures received shares of newly issued common stock equal to approximately 94% of the common stock of Group. The existing holders of the common stock and warrants of Group received shares of newly issued common stock equal to approximately 5% of the common stock of Group. Two other creditors received approximately 1% of the common stock as payment in lieu of cash for services in connection with the Plan of Reorganization. The Plan did not affect Contract Services or Transit.

Basis of Presentation

     Group emerged from the Plan of Reorganization on March 24, 1992, successfully completing Group's financial reorganization. Because the results of operations from March 25, 1992 to March 31, 1992 were not significant, the Company has used March 31, 1992 as the effective date of the Reorganization for accounting purposes. Accordingly, the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1992 reflect the results of operations of the Company prior to reorganization for the three months ended March 31, 1992 and the operations of the Company after reorganization for the nine months ended December 31, 1992. The Consolidated Balance Sheet at December 31, 1992 reflects the financial position of the Company subsequent to reorganization. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1991 reflects the financial position and results of operations of the Company prior to reorganization. See discussion of pro forma financial information contained in Note 3.

Accounting Treatment Using Fresh Start Reporting

      The Company accounted for the Reorganization using Fresh Start Reporting, in accordance with Statement of Position (SOP) 90-7 (Financial Reporting by Entities in Reorganization under the Bankruptcy Code) issued by the AICPA. Accordingly, all assets and liabilities were adjusted to reflect their estimated reorganization value, which approximated Group's book value less liabilities at the date of reorganization. This resulted in reorganization value in excess of amounts allocated to assets of $16.7 million, which is comparable to the amount of goodwill existing prior to reorganization. The reorganization value of Group, less liabilities, was determined to be approximately $86 million at March 31, 1992. This value was determined to fall within an acceptable range developed by considering several factors and relying upon various valuation methods including discounted values of estimated future cash flows, earnings multiples as appropriate in the two industries in which Transit and Contract Services operate, and other recent financial transactions. Forecasts used in earnings and cash flow estimates assumed revenue and cost patterns similar to historical levels in recent years.

     The most significant of the reorganization adjustments reduced Long-Term Debt by $155.1 million and Accrued Interest by $23.6 million, and increased Shareholders' Investment by $173.8 million, including the elimination of a retained deficit totaling
$118.3  million prior to the Reorganization.   The conversion of
the Debentures to common stock resulted in an extraordinary gain totaling $93.1 million. In accordance with SOP 90-7, the Consolidated Statement of Operations for the year ended December 31, 1992 includes $1.7 million of interest expense related to the Debentures, representing the amount accrued in 1992 and shown as part of a claim on the petition filed with the court.


Note 3- Pro Forma Financial Information (Unaudited)

     During 1992 and 1991, certain events occurred that result in the Consolidated Financial Statements not being comparable between the respective fiscal periods. As presented below, the pro forma net income excludes credits and charges relating to a) the corporate reorganization in March 1992 as discussed in Note 2 (which resulted in the exchange of common stock for subordinated debentures significantly increasing the equity and decreasing the debt of the Company) and b) the write-down of Transit's intangible assets of $69.0 million in December 1991 as discussed in Note 6. It also includes a) additional expense relative to the adoption of SFAS 109 and SFAS 106 (actual adoption date was April 1, 1992), and b) additional expense relative to the adoption of shorter lives of intangible assets and excess reorganization value to reflect the prevailing useful lives of similar assets (actual adoption date was October 1, 1992) as if these events and their related adjustments had occurred as of December 31, 1990. The effects of these pro forma adjustments result in the following pro forma operating profit, net income, and earnings per share for the years ended December 31, 1992 and 1991:

                                              Year ended December 31
                                               1992               1991
- -----------------------------------------------------------------
(In thousands except per share data)

Operating revenues                           $635,855           $599,042
Operating profit                             $ 21,066           $ 12,584
Net income                                   $  8,336           $  1,465
Weighted average shares outstanding            12,646             12,646
Earnings per share                           $   0.66           $   0.12


     Pro forma earnings per share is based on the number of shares issued and outstanding as a result of the Plan of Reorganization.

     The pro forma financial information should be read in conjunction with the related historical financial statements, and is not necessarily indicative of results of operations that would have occurred had the events giving rise to the pro forma adjustments actually taken place earlier.


Note 4 - Self-Insured Claims Adjustment

     As discussed in Note 1F, the Company is self-insured for certain risks and, accordingly, maintains reserves for losses and premium adjustments which are determined using case basis evaluations and other analyses. Based on a review by management during the fourth quarter of 1993 of the calculations underlying the reserve for self-insured claims, the Company has determined that the portion of the reserve attributable to claims incurred by Contract Services prior to 1991 was $4.9 million below an appropriate level. As a result, the Company recognized $4.9 million, or $3.0 million net of tax, in additional self-insured claims expense, which had the effect of reducing earnings per share in 1993 by $.23. Management believes that the annual expense related to risks incurred under the self-insurance program since January 1, 1991, excluding this adjustment, has been sufficient to provide for anticipated losses, and that the magnitude of this expense is such that this adjustment represents a one-time nonrecurring increase to its reserve for self-insured claims.


Note 5- Extraordinary Items

     In May 1993, the Company refinanced its primary debt facilities which were scheduled to mature in 1994 (Note 7). Such refinancing resulted in the write-off of $549,000 of deferred debt costs, net of tax, which has been accounted for as an extraordinary loss.

     In 1992, the Company recognized an extraordinary gain totaling $93.1 million, resulting from the conversion of the Company's debentures to common stock in conjunction with its Plan of Reorganization (Note 2).


Note 6- Revaluation of Intangible Assets

     The revaluation of intangible assets in 1991 represents a non-cash charge to operations that does not relate directly to normal ongoing business activity and, in the opinion of management, is nonrecurring. In 1986, the Merger (Note 2) was accounted for as a purchase and, accordingly, the assets and liabilities were adjusted to their estimated fair values based upon independent appraisals and business conditions at that time. During the final analysis and evaluation of various restructuring proposals, which were completed in 1991, the Company determined that the recorded value of Transit's goodwill and intangible assets were stated in excess of current market value. Accordingly, during 1991, goodwill and intangible assets were adjusted to reflect a write down of $37.8 million and $31.2 million, respectively.

Note 7- Financing Agreements

     Long-term debt consists of the following:

                                                             December 31
                                                             1993        1992
Collateralized Debt:                                         (In thousands)
   Senior secured term loans, interest rates and terms
     vary through April 2003, as discussed below,
     collateralized by substantially all of the
     assets of Contract Services and Transit and
     guaranteed by the Company                               $ 80,000    $    ---
   Mortgage note payable of Transit, 11%, interest only
     payable in monthly installments through 1997,
     collateralized by land and buildings                       5,000      14,960
   Notes payable of Contract Services, interest at 7.5%,
     payable in monthly installments through 1998,
     collateralized by certain buses of Contract Services      11,735         ---
   Senior secured term loan of Transit, interest at 7.75%,
     refinanced in 1993 as discussed below                        ---      29,200
   Senior secured term loans of Contract Services,
     interest ranging from 8% to 11%, refinanced in 1993
     as discussed below                                           ---      22,301
   Notes payable of Contract Services, interest varying
     between 10.25% and 11.6%, refinanced in 1993 as
     discussed below                                              ---      14,330
   Notes payable of Transit, interest varying between
     7% and 7.5%, repaid in 1993 as discussed below               ---       8,841
Uncollateralized Debt:
   Other notes payable, various interest rates, payable
     in installments through 2003                                 948       1,125
                                                             --------    --------
                                                               97,683      90,757
Less current maturities                                        (2,276)    (11,608)
                                                             --------    --------
                                                             $ 95,407    $ 79,149
                                                             ========    ========



     Maturities on long-term debt during each of the next five years ending December 31, are as follows (in thousands):

              1994            $  2,276
              1995               2,521
              1996               2,521
              1997              16,807
              1998              15,126
              Thereafter        58,432
                              --------
                              $ 97,683
                              ========

New Financing Agreements

     Effective May 27, 1993, the Company consummated three separate agreements for refinancing certain of its debt facilities which were scheduled to expire in 1993 and 1994.

     The first agreement was for an $80 million term loan from a group of lenders, the proceeds of which were used both to refinance existing obligations to secured lenders of Contract Services and Transit, and for working capital purposes. The term loan has two separate facilities. The first facility is for $65 million and has a ten-year maturity with interest only payments required in the initial three years. Amortization of principal begins in year four with equal annual installments through April 2003. Interest on this facility is to be paid quarterly, and is fixed at 9.5% per annum. The second facility is for $15 million and has a seven-year maturity with repayment of principal occurring in eight equal quarterly installments during years six and seven through April 2000. Interest on this facility is to be paid quarterly, and is computed using LIBOR plus 2.8% per annum, which was 6.3% at December 31, 1993.

     The second financing agreement was for a $25 million loan facility to be used by Contract Services to finance the acquisition of new school buses over a period of approximately two years. At December 31, 1993, $11.7 million was outstanding under this loan facility. Periodic fundings under this agreement convert to five-year term notes when the amount outstanding exceeds $5 million, with no term note maturing later than September, 1999. The term notes bear interest at the prime rate plus 1.5% per annum, which was 7.5% at December 31, 1993. Alternatively, the Company may elect to fix the interest rate at the time each funding converts to a term note. The notes will be collateralized by a lien on the purchased school buses.

     Through the third agreement, a group of banks provide the Company with a $70 million revolving credit facility. The facility, which has a maturity date of June 1995, will be used for letters of credit and seasonal working capital purposes. At December 31, 1993, the Company has letters of credit totaling $54.3 million, and no borrowings were outstanding under its line of credit. Interest is to be paid monthly, and is computed using the prime rate plus 1.5% per annum. The facility does not require compensating balances but does require the payment of a commitment fee at an annual rate of .375% of the unused portion of the facility and a fee of 2% per annum of the amount of letters of credit outstanding.

     The first and third financing facilities discussed above are collateralized by substantially all of the assets of Transit and Contract Services and guaranteed by the Company.

     Effective December 31, 1993, the Company entered into two new agreements to sell $13.9 million of installment notes receivable of Transit's equipment sales and financing subsidiary to the same creditors which had previously financed such notes receivable. The Company recognized no gain or loss on the sale of the notes receivable and proceeds were used to fully repay amounts outstanding under the related notes payable.


Financial Covenants and Restrictions

     Under terms of the financing agreements with senior lenders, the ability of Contract Services and Transit to transfer cash to Group is limited to required income tax payments and $1.5 million annually for on-going cash expenses. The financing agreements also contain various restrictive financial covenants that, among other things, prohibit cash dividend payments, restrict property and equipment additions, restrict certain additional indebtedness, and require the maintenance of certain financial ratios.

Other

     Interest paid during 1993, 1992 and 1991 totaled $8.3 million, $9.9 million, and $9.6 million, respectively.

     The carrying value of the Company's borrowings does not significantly differ from its fair value. The fair value of the Company's long- term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


Note 8- Common Stock

Stock Option Plan

     In 1992, the Company established two Stock Option Plans ("Option Plans"). The Option Plans provide for the issuance of 530,000 shares of common stock, no par value, to directors of the Company and officers and key employees of the Company and its subsidiaries. Options granted under the Option Plans become exercisable in 33.3% increments on the first, second and third anniversaries of the date of grant and must be exercised within ten years from the date of grant. As of December 31, 1993, 336,500 options are outstanding including options to acquire 159,500 shares of common stock at an exercise price of $6.875 per share and options to acquire 177,000 shares of common stock at an exercise price of $9.00 per share. In 1993, options to acquire 53,167 shares of the common stock at $6.875 per share became exercisable. No options have lapsed or were exercised in 1993 or 1992.

Restricted Stock Plan

     In 1993, the Company adopted a restricted stock plan whereby key employees were granted restricted shares of the Company's stock. Shares were granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeitures. Restrictions on the grants expire on the third anniversary of the date of the grant. During 1993, 17,000 shares were granted. As of December 31, 1993, there were 8,000 shares available for grant.

     The market value of shares granted under the plan has been recorded as unearned compensation and is presented as a reduction in the value of common stock. Compensation expense will be charged to general and administrative expense over the respective three-year vesting period. Such compensation expense was $14,000 in 1993.

Note 9- Federal Income Taxes

     Effective April 1, 1992, the Company changed its method of accounting for income taxes from the deferred to the liability method required by SFAS 109. As provided by SFAS 109, financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of April 1, 1992 was to decrease shareholders' investment by $8.9 million. For the nine months ended December 31, 1992, application of the new accounting method decreased income before federal income taxes and federal income tax expense by approximately $2.1 million.

     Federal income taxes paid totaled $4.5 million, $4.2 million, and $.4 million in 1993, 1992 and 1991, respectively.
At December 31, 1993, the Company has net operating loss carryforwards of $4.8 million and alternative minimum tax credit carryforwards of $3.2 million for federal income tax purposes. The net operating loss carryforwards expire in years 2003 and 2006, while the alternative minimum tax credit carryforwards have an indefinite carryforward period. Because management believes these carryforwards will be used prior to expiration, no valuation allowance has been recorded. Transit has a capital loss carryforward of $2.6 million. The capital loss carryforward will expire in 1994. Because of the uncertainty of the ability to generate sufficient capital gains against which to utilize the capital loss, this carryforward has been fully provided for in the valuation allowance. Due to the Company's change in ownership resulting from its Plan of Reorganization (Note 2) the annual aggregate utilization of the net operating loss carryforward and the capital loss tax carryforward will be limited to approximately $6.0 million annually.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of the Company's noncurrent and current deferred taxes as of December 31, 1993 are as follows (in thousands):


Net noncurrent deferred tax liabilities:
  Excess tax depreciation                                           $ 19,184
  Intangible assets                                                   14,643
  Fair value of assets in excess of book value                         5,340
  Tax Credit carryforwards                                            (3,468)
  Noncurrent portion of reserve for self-insured claims               (3,583)
  Noncurrent portion of valuation allowance for deferred tax assets      341
  Other, net                                                          (2,494)
                                                                    --------
  Total net noncurrent deferred tax liabilities                       29,963
                                                                    --------
Net current deferred tax assets:
  Current portion of reserve for self-insured claims                   7,881
  Current portion of net operating loss carryforwards                  1,885
  Allowance for possible collection losses                             2,379
  Current portion of valuation allowance for deferred tax assets        (659)
  Other, net                                                           1,744
                                                                    --------
  Total net current deferred tax assets                               13,230
                                                                    --------
Net deferred tax liabilities                                        $ 16,733
                                                                    ========


      For 1991, the Company did not provide for any deferred income taxes on timing differences in the recognition of revenues and expenses for tax and financial statement purposes, due to the absence of taxable income after consideration of net operating loss carryforwards.

     For 1993, 1992, and 1991, effective rates that differed from the U.S. federal statutory rates were used in recording federal tax expense. The primary reasons for these differences are as follows. For 1993, the Company recorded additional income tax expense to reflect the cumulative effect on the net deferred income tax liability of tax rate increases, as required by SFAS No. 109, primarily as a result of the enactment in August 1993 of Omnibus Budget Reconciliation Act. Also in 1993, the Company recorded additional income tax expense to eliminate a federal income tax receivable from prior years which was determined to be unrealizable. In 1993, 1992 and 1991, a difference in rates was created as a result of the nondeductibility of amortization of intangible assets. These intangible assets were created at the time of Group's formation in 1986 and were also generated by the excess reorganization value resulting from the Plan of Reorganization for 1992. The following table summarizes the differences between the statuary federal income tax rate and the effective tax rate provided in the Consolidated Statements of Operations.

                                                       Years ended December 31
                                                        1993    1992   1991

Statutory rate (credit)                                 35.0%  34.0% (34.0)%
Increase (decrease) in rate due to:
  Amortization of non-deductible acquisition costs       5.2    6.3    3.1
  Effect of revaluation of intangible assets             ---    ---   26.5
  Loss not utilized in current year                      ---    ---    3.5
  Cumulative effect of tax rate increases                9.8    ---    ---
  Elimination of prior year federal income
     tax receivable                                      8.2    ---    ---
  Other, net                                            (3.2)  1.6     0.9
                                                        -----  ----- ------
                                                        55.0%  41.9%   ---%
                                                        =====  ===== ======

     Federal income taxes currently payable are remitted to Group in the form of dividends from Transit and Contract Services based upon the separate liability of each segment, but limited to the consolidated liability. The benefit of consolidation, if any, upon the current liability is shared ratably between Transit and Contract Services.

Note 10- Pension Plans and Other Post-retirement Benefits

Pension Plans

     Transit sponsors a noncontributory defined benefit pension plan that covers full-time Transit employees. Benefits are based on years of service and compensation during the five highest consecutive years of earnings before retirement. The Company's policy is to fund actuarially determined amounts adequate to meet future benefit payment requirements.

     At December 31, 1993, plan assets consisted of U.S.
government and corporate bonds, listed stocks, and cash equivalents.

     Net pension cost for the Company's defined benefit pension plan included the following components:

                                                  1993      1992       1991
                                                         (In thousands)

Service cost-benefits earned during the year      $  583    $  503     $  608
Interest cost on projected benefit obligation      1,467     1,355      1,363
Actual return on plan assets                      (1,521)   (1,396)    (3,107)
Net amortization and deferral                       (519)     (565)     1,237
Lump-sum settlement                                  ---       ---         82
                                                  ------    ------     ------
                                                  $    10   $  (103)   $  183
                                                  =======   =======    ======

     The funded status and amount recognized in the Consolidated
Balance Sheets at December 31, 1993 and 1992 were as follows (in thousands):

                                                        1993        1992
Actuarial present value of benefit obligation:
  Accumulated benefit obligation (including
    vested benefits of $17,708 in 1993 and
    $14,793 in 1992)                                 $(18,150)    $(15,154)
     Effect of projected future compensation
          increases                                    (2,533)      (2,159)
                                                     --------     --------
Projected benefit obligation for service rendered
  through December 31                                 (20,683)     (17,313)
Plan assets at fair value                              20,553       19,912
                                                     --------     --------
Plan assets in excess of (less than)
  projected benefit obligation                           (130)       2,599
Unrecognized net loss                                   2,887          208
Unrecognized net assets at December 31                 (1,360)      (1,632)
Unrecognized prior service cost (reduction)              (306)        (295)
                                                     --------     --------
Prepaid pension cost                                 $  1,091     $    880
                                                     ========     ========


     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.5% at December 31, 1993 and 1992, respectively. The rate of future compensation increases used was 5% and 6% at December 31, 1993 and 1992, respectively. The weighted average expected long-term rate of return on plan assets in 1993, 1992, and 1991 was 9.0%.

     Contract Services sponsors a defined contribution profit sharing plan covering substantially all full-time employees. Contributions to this plan are made by Contract Services based upon a discretionary contribution formula. Contract Services expensed $170,000 and $350,000 in connection with this plan in 1993 and 1992, respectively. No amount was expensed in 1991.

Other Postretirement Benefit Plans

     Effective April 1, 1992, the Company adopted SFAS 106. In accordance with SOP 90-7, the cumulative effect of the accounting change was recognized as a $3.0 million reduction in shareholders' investment ($.24 per share). In prior years, the Company had recognized the expense related to these benefits as they were paid. As the effect on net income of adopting SFAS 106 was not significant, postretirement benefit cost for prior periods has not been restated.

     The Company's contributory defined benefit postretirement plans make available health and life insurance benefits to the majority of the Company's retirees and their eligible dependents. The postretirement plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and co-insurance. Eligibility for these benefits is based upon retirement from the Company as well as those retirees having met certain age and vesting service requirements.

     The Company provides contributions to the plan as necessary to fund the plan's current benefits and expenses.

     Net postretirement benefit expense for the Company included the following components for the year ended December 31, 1993 and the nine months ended December 31, 1992 (in thousands):

                                                           1993        1992
Service cost-benefits earned
  during the year                                         $ 190       $ 110
Interest cost on accumulated post-
  retirement benefit obligation                             437         305
Amortization of Loss                                         33         ---
Amortization of Prior Service Cost                          (10)        ---
                                                          -----       -----
Net periodic postretirement benefit cost                  $ 650       $ 415
                                                          =====       =====


     The funded status and amounts recognized in the Consolidated
Balance Sheets for the Company's defined benefit postretirement plans at December 31, 1993 and 1992, were as follows (in thousands):


Accumulated postretirement benefit obligation:              1993       1992
                                                         -------    -------
     Retirees                                            $ 4,183    $ 3,773
     Fully eligible active plan participants                 635        346
     Other active plan participants                        1,416        829
                                                         -------    -------
                                                           6,234      4,948
Unrecognized net loss                                       (613)       ---
Plan assets at fair value                                    ---        ---
Accumulated postretirement benefit obligation
     in excess of plan assets                            $ 5,621    $ 4,948
                                                         =======    =======

     For measurement purposes, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1993 and 8.5% in 1992. The Company's health care cost trend rate is 11% for 1994 and is assumed to gradually decrease to approximately 8% by the year 2000 and remain approximately at that level thereafter. If these trend rates were to be increased by one percent each year, the December 31, 1993, accumulated postretirement benefit obligation would increase by $1.1 million and the aggregate of the service and interest cost components of 1993 annual expenses would increase by $166,000.


Note 11- Commitments and Contingencies

     During 1993, the Company agreed to a settlement of two class action lawsuits which had been filed against it in 1986 and 1989 on behalf of the shareholders of Old Mayflower. The complaints had alleged that the directors of Old Mayflower had breached their fiduciary obligation by entering into the Merger, discussed in Note 2. The Company and other defendants in these suits believe the plaintiffs' claims to be without merit. Because of the costs associated with defending these actions, however, the Company agreed to settle the two lawsuits. The settlement is subject to approval by the courts. The maximum amount of the settlement will be $1.5 million, net of approximately $600,000 contributed by the Company's insurance carrier. The Company will pay approximately $100,000 in cash, and the remainder, not to exceed $1.4 million, in the form of unsecured subordinated notes which mature in ten years.

     Contract Services and Transit become involved from time to time in various actions that are incidental to the ordinary course of their businesses, including property damage and personal injury claims. Management believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

     The Company has guaranteed aggregate rental and certain residual values under various leasing arrangements entered into by the Company's subsidiaries. It also has guaranteed the collection of certain installment notes receivable, which were sold by Transit's equipment sales and financing subsidiary. The contingent liability resulting from these guarantees totaled approximately $44.9 million at December 31, 1993. The Company has a right to property and equipment which serves as collateral against these contingent obligations that, the Company believes, would substantially offset any potential obligation.

     The Company's operating subsidiaries lease certain transportation equipment and warehouse facilities, as well as data processing and other office equipment. Generally, these leases require the Company's operating subsidiaries to pay maintenance and insurance costs. There are no significant capital leases. Total rent expense was $25.8 million, $23.9 million, and $22.7 million for 1993, 1992, and 1991, respectively. Future minimum lease payments on noncancellable operating leases are as follows (in thousands):


                  1994              $   22,076
                  1995                  18,562
                  1996                  14,088
                  1997                   5,961
                  1998                   2,074
                  Thereafter             1,753
                                    ----------
                                    $   64,514
                                    ==========

     At December 31, 1993, the Company has committed to approximately $19.4 million in capital purchases during 1994.
This includes $15.0 million, or 159 units, for school and transit buses by Contract Services and $4.4 million for 175 trailers by Transit.

Note 12- Segments of Business


                                      Contract
                                      Services              Transit     Corporate    Consolidated
(In thousands)
- ----------------------------------------------------------------------------------------------
Year ended December 31, 1993
Operating revenues                    $ 235,918           $ 441,575                  $ 677,493
                                      =========           =========                  =========
Operating profit (loss)               $   7,471(Note 4)   $   5,738     $  (1,089)   $  12,120
                                      =========           =========     =========
Net interest expense                                                                    (6,736)
Miscellaneous, net                                                                          32
                                                                                     ---------
Income before federal income
  taxes and extraordinary items                                                          5,416
                                                                                     =========
Depreciation and amortization         $  15,437           $   8,260     $     ---    $  23,697
                                      =========           =========     =========    =========
Capital expenditures                  $  22,539           $   7,657     $     ---    $  30,196
                                      =========           =========     =========    =========
Identifiable assets at December 31    $ 159,249           $ 161,369     $  2 ,059    $ 322,677
                                      =========           =========     =========    =========
Year ended December 31, 1992
Operating revenues                    $ 209,411           $ 426,444                  $ 635,855
                                      =========           =========                  =========
Operating profit (loss)               $  10,840           $  13,208     $ (1,142)       22,906
                                      =========           =========     =========
Net interest expense                                                                    (9,661)
Miscellaneous, net                                                                         234
                                                                                     ---------
Income before federal income
  taxes and extraordinary items                                                      $  13,479
                                                                                     =========
 Depreciation and amortization        $  14,945           $   7,267     $      73    $  22,285
                                      =========           =========     =========    =========
Capital expenditures                  $   6,295           $   2,865     $     ---    $   9,160
                                      =========           =========     =========    =========
Identifiable assets at December 31    $ 136,551           $ 164,180     $   2,020    $ 302,751
                                      =========           =========     =========    =========

Year ended December 31, 1991
Operating revenues                    $ 193,442           $ 405,600                  $ 599,042
                                      =========           =========                  =========
Operating profit (loss) (Note 6)      $   4,829           $ (58,221)    $ (3,774)    $ (57,166)
                                      =========           =========     =========
Net interest expense and purchase
  fee on receivables sold                                                              (31,306)
Miscellaneous, net                                                                        (161)
                                                                                     ---------
Income (loss) before federal income
  taxes and extraordinary items                                                      $ (88,633)
                                                                                     =========
Depreciation and amortization         $  12,236           $   8,411     $   1,008    $  21,655
                                      =========           =========     =========    =========
Capital expenditures                  $  26,183           $   1,359     $     ---    $  27,542
                                      =========           =========     =========    =========
Identifiable assets at December 31    $ 139,203           $ 160,903     $  (1,161)   $ 298,945
                                      =========           =========     =========    =========

     Contract Services engages in passenger transportation service businesses, primarily contract public school busing and, to a lesser extent, municipal transit and paratransit contracting. Transit primarily operates as a common carrier and a contract carrier under ICC authority, engaging in the shipment and storage of household goods, electronic, trade show, and other commercial products for individual and corporate customers.
Other operations sell and finance transportation equipment to Transit's agents and owner-operators, and sell and underwrite commercial lines of insurance coverage.

     Operating profit represents operating revenue less operating expenses. In computing operating profit, interest expense, purchase fee on receivables sold, gains on the sale of property and equipment (other than sales of new and used buses) and federal income taxes have not been included.

     Corporate assets primarily include deferred debt costs, prepaid federal income taxes and cash.

     Both Contract Services and Transit operate throughout the United States with no significant geographic emphasis. No single customer accounts for 10% or more of the consolidated operating revenues, and export sales to foreign unaffiliated customers are immaterial to consolidated operating revenues.

Note 13- Related Party Transactions

     Four directors of the Company, prior to its reorganization, were associated with firms that are shareholders of the Company and which provided financial services in relation to the Merger and Plan of Reorganization. The Company incurred fees of $871,000 during 1991 related to services provided by those firms. No fees were incurred in 1993 and 1992.

Selected Financial Data
(Dollars in thousands except per share data)

December 31                         1993        1992        1991        1990        1989
- ---------------------------------------------------------------------------------------------
Operating revenues                  $677,493    $635,855    $599,042    $633,985    $639,309

Net income (loss) Notes 2, 4 and 5)    1,886     100,976     (88,633)     (9,988)     (1,798)

Total assets                         322,677     302,751     298,945     328,424     353,244

Long-term obligations
  (Notes 2 and 6)                     95,407      79,149     234,529     201,470     212,970

Per share data (Notes 1b and 3):

  Earnings Per Share                $    .15

  Pro forma Earnings Per Share                  $    .66    $    .12         N/A         N/A


Quarterly Financial Data (Unaudited)
(In thousands except per share data)

Quarters ended                          March 31      June 30      Sept. 30      Dec. 31
- ---------------------------------------------------------------------------------------------
                                                                                 (Note 4)
1993
Operating revenues                      $152,971      $168,609     $180,772      $175,141
                                        ========      ========     ========      ========
Operating profit                        $  3,276      $  6,617     $  1,800      $    427
                                        ========      ========     ========      ========
Income before extraordinary loss        $    925      $  3,348     $   (379)     $ (1,459)
                                        ========      ========     ========      ========
Net income                              $    925      $  2,799     $   (379)     $ (1,459)
                                        ========      ========     ========      ========

Earnings per share:

  Before extraordinary loss             $    .07      $    .26     $   (.03)     $   (.11)

  Extraordinary loss                         ---          (.04)         ---           ---
                                        --------      --------     --------      --------
  Net income                            $    .07      $    .22     $   (.03)     $   (.11)
                                        ========      ========     ========      ========

Weighted avg. shares outstanding          12,708        12,713       12,741        12,761


1992 Pro Forma (Note 3)

  Operating revenues                    $144,975      $155,264     $172,634      $162,982
                                        ========      ========     ========      ========
  Operating profit                      $  4,880      $  6,383     $  1,102      $  8,701
                                        ========      ========     ========      ========
  Net income (loss)                     $  1,604      $  2,826     $   (347)     $  4,253
                                        ========      ========     ========      ========
  Earnings (loss) per share             $    .13      $    .22     $   (.03)     $    .34
                                        ========      ========     ========      ========
  Weighted avg. shares outstanding        12,646        12,646       12,646        12,646

Beginning in the fourth quarter of 1993, operating revenues associated with installment sales of certain transportation equipment by a subsidiary of Transit have been recorded net of the related cost of goods sold as an operating expense. The related gain on the sale is being recognized on the installment basis.
Quarterly financial data for 1993 and 1992 have been restated to conform with this presentation. Operating revenues, compared to those previously reported, have been reduced by $4,956,000, $14,373,000, and
$5,448,000 in the first, second, and third quarters, respectively, of 1993 as a result of this restatement.
Operating revenues have been reduced by $2,245,000, $7,918,000, $4,553,000, and $4,113,000 for the first, second, third, and fourth quarters, respectively, for 1992.


/TABLE

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      Commencing with fiscal year 1993, Coopers & Lybrand replaced Ernst & Young as the Company's independent public accountant.
This change was made after management and the Audit Committee reviewed bids for performing such service received from four public accounting firms, including Ernst & Young. Based on the review of the competing bids, management and the Audit Committee believed that Coopers & Lybrand would provide the services required by the Company at a lower cost. The appointment of Coopers & Lybrand to examine the financial statements of the Company for fiscal year 1993 was ratified by the shareholders of the Company at the Company's 1993 Annual Meeting of Shareholders.

     During fiscal years 1993, 1992 and 1991, the audit reports issued with respect to the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or a qualification as to uncertainty, audit scope, or accounting principles. During 1992 and 1991, the two fiscal years immediately preceding the replacement of Ernst & Young as the Company's independent accountant, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement, disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors

      The required information regarding Directors of the Registrant is contained in the definitive Proxy Statement of the Registrant, dated March 31, 1994 under the caption "Election of Directors" and is incorporated herein by reference.

Executive Officers

      For information regarding the executive officers of the Registrant, see Part I, Item 1 of this report.

Compliance with Section 16(a) of the Exchange Act

      The required information is contained in the definitive
Proxy Statement of the Registrant, dated March 31, 1994, under the caption "Section 16(a) Reporting" and is incorporated herein by reference.


Item 11.  Executive Compensation.

      This information is contained in the definitive Proxy
Statement of the Registrant, dated March 31, 1994, under the caption "Management Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

      This information is contained in the definitive Proxy
Statement of the Registrant, dated March 31, 1994, under the caption "Principal Holders of Shares" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      This information is contained in the definitive Proxy
Statement of the Registrant, dated March 31, 1994, under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.

                                                                  Page in
(a)(1) Financial Statements:                                   this Filing

      The following financial statements are filed as a part of this report:

      Report of Independent Auditors                              25

      Consolidated Statements of Operations for the
        Years Ended December 31, 1991, 1992 and 1993              26

      Consolidated Balance Sheets as of December 31,
        1992 and 1993                                             27

      Consolidated Statements of Shareholders'
        Investment for the Years Ended
        December 31, 1991, 1992 and 1993                          29

      Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1991, 1992 and 1993              30

      Notes to Consolidated Financial Statements                  31


(a)(2) Financial Statement Schedules:

      The following supplemental schedules for 1991, 1992 and 1993 are filed as a part of this report:

      Schedule V - Property, Plant and Equipment                  S-1

      Schedule VI - Accumulated Depreciation and
            Amortization of Property, Plant and
             Equipment                                            S-2

      Schedule VIII - Valuation and Qualifying Accounts           S-3

      Schedule IX - Short-Term Borrowings                         S-4

      Schedule X - Supplemental Income Statement
            Information                                           S-5

      All other schedules for which provision is made in the applicable accounting regulation of the Commission have been omitted as the schedules are not required under the related instructions, or are inapplicable, or the information required thereby is set forth in the financial statements or the notes thereto.

(a)(3) Exhibits

      The following exhibits are filed as a part of this Annual
Report on Form 10-K, including certain exhibits that were previously filed as exhibits to reports or filings made pursuant to the Securities Exchange Act of 1934, as amended, which are incorporated herein by reference:

Exhibit                                                                                       Page in
Number      Exhibit                                                        Filed With         this Filing

 2.1        Plan of Reorganization, as supplemented,                       Form 10               N/A
            filed by the Registrant in its Chapter 11
            case (Case No. 92-00846-RWV-11) in the
            United States Bankruptcy Court for the
            Southern District of Indiana, Indianapolis
            Division) which was confirmed on March 12,
            1992 and became effective on March 24, 1992

 3.1        Amended and Restated Articles of Incorporation                 Form 10               N/A
            of the Registrant

 3.2        Amended and Restated By-Laws of the Registrant                 1993 Form 10-K        E-1

 4.1        New Shareholders Agreement dated as of March 12,               Form 10               N/A
            1992 among Michael L. Smith, Morgan Lewis Githens
            & Ahn and certain institutional shareholders

 4.2        Registration Rights Agreement dated as of March 12,            Form 10               N/A
            1992 among the Registrant and the Unofficial
            Committee of Holders of Debentures of the Registrant

10.01*      Employment Agreement dated December 20, 1991                   Form 10               N/A
            between Michael L. Smith and Contract Services

10.02*      Form of Termination Benefits Agreement dated                   Form 10               N/A
            as of December 20, 1991, among either Transit
            or Contract Services and Patrick F. Carr,
            Robert H. Irvin, Donald K. Sears, Dennis C.
            Norman and Kyle E. Martin

10.03       Tax Sharing Agreement dated as of July 31, 1991                Form 10               N/A
            among the Registrant, Transit and Contract Services

10.04*      Mayflower Group, Inc. 1992 Stock Option Plan                   1992 Form 10-K        N/A

10.05*      Mayflower Group, Inc. 1992 Director Stock                      1992 Form 10-K        N/A
            Option Plan 1992

10.06*      Mayflower Group, Inc. 1993 Restricted Stock Plan               1993 Form 10-K        E-14

10.07*      Mayflower Contract Services, Inc.                              1993 Form 10-K        E-18
            Executive Retirement Plan, as amended

11          Calculation of earnings per share                              1993 Form 10-K        E-33

21          Subsidiaries of the Registrant                                 1993 Form 10-K        E-34

23          Consent of Coopers & Lybrand                                   1993 Form 10-K        E-35

_____________________________

* Represents a contract, plan or arrangement pursuant to which compensation or benefits are provided to certain Executive Officers or Directors of the Registrant.

(b) Reports on Form 8-K:

      The Registrant filed no reports on Form 8-K in the fourth quarter of 1993.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAYFLOWER GROUP, INC.


                              By:   /s/ Michael L. Smith
                                    Michael L. Smith, Chairman,
                                     President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 30th day of March, 1994.

    Signature                             Title

1.  Principal Executive Officer

    /s/ Michael L. Smith                  Chairman, President, Chief
                                          Executive Officer and Director

2.  Principal Financial Officer

    /s/ Patrick F. Carr                   Senior Vice President, Chief
                                          Financial Officer and
                                          Treasurer

3.  Principal Accounting Officer

    /s/ Ronald W. Martin                  Vice President and Chief
                                          Accounting Officer

4.  Non-employee Directors

    /s/ Roderick M. Hills                 Director

    /s/ Perry J. Lewis                    Director

    /s/ Lary R. Scott                     Director

    /s/ Sheldon M. Stone                  Director

                                            MAYFLOWER GROUP, INC.
                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

- ---------------------------------------------------------------------------------------------
            Column A             Column B     Column C    Column D     Column E   Column F
            --------             --------     --------    --------     --------   --------
                                 Balance at                                       Balance at
                                 Beginning    Additions                           End of
            Classification       of Period    at Cost     Retirements  Other (A)  Period
- ---------------------------------------------------------------------------------------------
                                                   (In thousands)

Year Ended December 31, 1993
- ----------------------------
Land                             $  2,155     $     20    $    ---     $    ---   $  2,175
Buildings and Improvements         15,675          649          51          ---     16,273
Revenue Equipment                 102,020       27,239       2,738       (8,960)   117,561
Other Operating Equipment
and Improvements                    6,966        2,288         329          147      9,072
                                 --------     --------    --------     --------   --------
                                 $126,816     $ 30,196    $  3,118     $ (8,813)  $145,081
                                 ========     ========    ========     ========   ========


Year Ended December 31, 1992
- ----------------------------
Land                             $  2,155     $    ---    $    ---     $    ---   $  2,155
Buildings and Improvements         23,553          556          84       (8,350)    15,675
Revenue Equipment                 128,179        7,400       1,671      (31,888)   102,020
Other Operating Equipment
and Improvements                   18,006        1,204         397      (11,847)     6,966
                                 --------     --------    --------     --------   --------
                                 $171,893     $  9,160    $  2,152     $(52,085)  $126,816
                                 ========     ========    ========     ========   ========


Year Ended December 31, 1991
- ----------------------------
Land                             $  2,189     $    ---    $     34     $    ---   $  2,155
Buildings and Improvements         23,660        1,103       1,448          238     23,553
Revenue Equipment                 105,475       24,964       6,770        4,510    128,179
Other Operating Equipment
and Improvements                   16,720        1,475         999          810     18,006
                                 --------     --------    --------     --------   --------
                                 $148,044     $ 27,542    $  9,251     $  5,558   $171,893
                                 ========     ========    ========     ========   ========

(A)   Amounts for 1993 represent the write-off of fully depreciated valuation accounts, which had been established in 1986 at the date of purchase of Old Mayflower in accordance with purchase accounting requirements (see Note 2 to Consolidated Financial Statements for a discussion of the Merger).
      Amounts for 1992 principally represent the elimination of accumulated depreciation against the related asset balances as the result of a Corporate Reorganization which asset balances were adjusted to reflect their estimated reorganization value, offset by approximately $10 million adjustments related to the Registrant's adoption of SFAS 109 (See Note 2 to Consolidated Financial Statements for a
      discussion of the Corporate Reorganization and Note 9 to Consolidated Financial Statements for
      discussion of the Registrant's adoption of SFAS 109).  Amounts for 1991 principally represents adjustments as the result of retired units the asset valuation accounts established in 1986.

/TABLE

                                            MAYFLOWER GROUP, INC.
                                 SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

- ---------------------------------------------------------------------------------------------
            Column A             Column B     Column C    Column D     Column E   Column F
            --------             --------     --------    --------     --------   --------
                                              Additions
                                 Balance      Charged to                          Balance at
                                 Beginning    Operating                           the End of
            Classification       of Period    Expenses    Retirement   Other (A)  Period
- ---------------------------------------------------------------------------------------------
                                                   (In thousands)

Year Ended December 31, 1993
- ----------------------------
Buildings and Improvements       $  1,142     $  1,540    $     21     $    ---   $  2,661
Revenue Equipment                  19,662       14,616       1,116       (8,913)    24,249
Other Operating Equipment
and Improvements                    1,563        2,047         186          ---      3,424
                                 --------     --------    --------     --------   --------
                                 $ 22,367     $ 18,203    $  1,323     $ (8,913)  $ 30,334
                                 ========     ========    ========     ========   ========


Year Ended December 31, 1992
- ----------------------------
Buildings and Improvements       $  8,022     $  1,531    $     60     $ (8,351)  $  1,142
Revenue Equipment                  50,843       12,510         513      (43,178)    19,662
Other Operating Equipment
and Improvements                   11,568        2,134         344      (11,795)     1,563
                                 --------     --------    --------     --------   --------
                                 $ 70,433     $ 16,175    $    917     $(63,324)  $ 22,367
                                 ========     ========    ========     ========   ========


Year Ended December 31, 1991
- ----------------------------
Buildings and Improvements       $  6,861     $  1,566    $    643     $    238   $  8,022
Revenue Equipment                  46,586       11,624       6,477         (890)    50,843
Other Operating Equipment
and Improvements                    9,451        2,298         931          750     11,568
                                 --------     --------    --------     --------   --------
                                 $ 62,898     $ 15,488    $  8,051     $     98   $ 70,433
                                 ========     ========    ========     ========   ========

(A)   Amounts for 1993 represent the write-off of fully depreciated valuation accounts, which had been established in 1986 at the date of purchase of Old Mayflower in accordance with purchase accounting requirements (see Note 2 to Consolidated Financial Statements for a discussion of the Merger).
      Amounts for 1992 principally represent the elimination of accumulated depreciation against the related asset balances as the result of a Corporate Reorganization which asset balances were adjusted to reflect their estimated reorganization value. See Note 2 to Consolidated Financial Statements for a discussion of the Corporate Reorganization. Amounts for 1991 principally represents adjustments as the result of retired units to the asset valuation accounts established in 1986.

                                            MAYFLOWER GROUP, INC.
                              SCHEDULE VIII- VALUATION AND QUALIFYING ACCOUNTS
- ---------------------------------------------------------------------------------------------
                                               (In thousands)


           Column A              Column B        Column C       Column D       Column E
           --------              --------        --------       --------       --------
                                                 Additions      Deductions
                                                 ---------      ----------
                                                                For Purposes
                                 Balance at      Charged to     for which      Balance at
                                 Beginning       Cost and       Reserves       End of
           Description           of Period       Expenses       were created   Period
- ---------------------------------------------------------------------------------------------

Reserve for possible
collection losses-
- ---------------------------

Year ended
December 31, 1993                $  6,178        $  5,920       ($ 5,924)      $  6,174
                                 ========        ========       ========       ========


Year ended
December 31, 1992                $  5,900        $  4,552       ($ 4,274)      $  6,178
                                 ========        ========       ========       ========


Year ended
December 31, 1991                $  5,577        $  5,755       ($ 5,432)      $  5,900
                                 ========        ========       ========       ========

                                            MAYFLOWER GROUP, INC.
                                     SCHEDULE IX- SHORT-TERM BORROWINGS
- ---------------------------------------------------------------------------------------------
                                               (In thousands)


Column A                    Column B     Column C    Column D       Column E      Column F
- --------                    --------     --------    --------       --------      --------

                                                                    Average       Weighted
                                         Weighted    Maximum        Amount        Average
Category of                              Average     Amount         Outstanding   Interest
Aggregate                   Balance at   Interest    Outstanding    during the    during the
Short-term                  End of       at End of   during the     Period        Period
Borrowings (A)              Period       Period      Period         (B)           (C)
- ---------------------------------------------------------------------------------------------


Year ended December 31,
1993                        $    ---          ---    $  3,620       $  1,953          8.0%
                            ========     ========    ========       ========      ========


Year ended December 31,
1992                        $  9,470         8.0%    $ 13,436       $  6,947          8.2%
                            ========     ========    ========       ========      ========


Year ended December 31,
1991                        $ 11,020         8.5%    $ 19,550       $  6,030          9.8%
                            ========     ========    ========       ========      ========

(A)   All short-term borrowings were payable to banks.

(B)   The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 360.

(C)   The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                                            MAYFLOWER GROUP, INC.
                            SCHEDULE X- SUPPLEMENTAY INCOME STATEMENT INFORMATION



The amouts of maintenance and repairs included in the Consolidated Statements of Operations are as follows:

                                                 Year Ended December 31,
                                         1993               1992              1991
                                                      (In thousands)
                                         -----------------------------------------

Maintenance and Repairs                  $ 32,565           $ 29,060          $ 27,350
                                         ========           ========          ========


Taxes other than payroll and income taxes, royalties, and advertising are not presented because they do not exceed one percent of consolidated revenues.  Depreciation and amortization is presented in Note 12 to the
Consolidated Financial Statements.
