Form 10-Q
period 1994-03-31
MAYFLOWER GROUP INC /IN/
filed 1994-05-13
CIK 63506


                    Part 1.  Financial Information.
                    Item 1.  Financial Statements.


                         MAYFLOWER GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                     Three months ended
(In thousands,                           March 31,
 except per share data)                1994        1993
- ----------------------------------------------------------
                                        (Unaudited)
Operating revenues:
    Contract Services               $  73,915   $  65,329
    Transit                            94,783      87,642
                                    ----------------------
                                      168,698     152,971

Operating expenses:
    Contract Services                  63,172      54,222
    Transit                            79,518      74,315
    General and administrative         21,469      21,158
                                    ----------------------
Operating profit                        4,539       3,276

Other income (expense):
    Interest income                       257         521
    Interest expense                   (2,127)     (2,241)
    Other, net                            (11)       (122)
                                    ----------------------
Income before federal income taxes      2,658       1,434

Provision for federal income taxes      1,006         509
                                    ----------------------
Net income                          $   1,652   $     925
                                    ======================
Weighted average shares
    outstanding                        12,757      12,708


Earnings per share                  $     .13   $     .07
                                    ======================


See notes to condensed consolidated financial statements.



                        MAYFLOWER GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           As of         As of
                                                           March 31,     December 3
(Dollars in thousands)                                     1994          1993
- --------------------------------------                    -------------------------
                                                          (Unaudited)
Assets :
Current assets:
     Cash                                                 $   6,052      $   6,093
     Receivables:
          Trade receivables                                  75,987         74,136
          Accrued unbilled accounts receivable               15,508         16,845
          Other                                              16,924         15,814
          Less allowance for possible collection losses      (6,446)        (6,174)
                                                          -------------------------
               Total receivables                            101,973        100,621
     Equipment and inventory held for resale                 12,134          8,911
     Deferred income taxes                                   13,230         13,230
     Prepaid expenses and deposits                            8,707          8,147
                                                          -------------------------
             Total current assets                           142,096        137,002

Property and equipment:
     Land                                                     2,175          2,175
     Buildings and improvements                              16,728         16,273
     Revenue equipment                                      122,360        117,561
     Other operating equipment and improvements               9,850          9,072
        Less accumulated depreciation                       (35,004)       (30,334)
                                                          -------------------------
            Net property and equipment                      116,109        114,747

   Intangible assets                                         52,293         53,372
   Other assets                                              18,912         17,556
                                                          -------------------------
                                                          $ 329,410      $ 322,677
                                                          =============  ==========
Liabilities and shareholders' investment:
Current liabilities:
    Current maturities of long- term debt                 $   2,682      $   2,276
    Trade accounts payable                                   37,665         39,141
     Accrued expenses and deposits:
         Liabilities on unbilled shipments                    8,633          9,026
         Reserve for self- insured claims                    30,353         28,940
         Salaries and withholding taxes                      11,551          6,755
         Other                                               10,658         11,667
                                                          -------------------------
               Total current liabilities                    101,542         97,805

Noncurrent liabilities:
     Long-term debt, less current maturities                 96,602         95,407
     Deferred income taxes                                   29,963         29,963
     Reserve for self- insured claims,
          less current portion                               11,210         11,210
     Accrued postretirement benefits cost                     5,752          5,621

  Shareholders' investment:
    Common shares; no par value; 30,000,000 authorized;
          issued and outstanding: 12,662,529 in 1994 and
          12,662,403 in 1993                                 73,883         73,865
    Retained earnings                                        10,458          8,806
                                                          -------------------------
          Total shareholders' investment                     84,341         82,671
                                                          -------------------------
                                                          $ 329,410      $ 322,677
                                                          =============  ==========
See notes to condensed consolidated financial statements.

                       MAYFLOWER GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended March 31,
(Dollars in thousands)                           1994         1993
- -----------------------------------------    ----------------------------
                                                    (Unaudited)
Net cash provided by (used in):
    Operating activities                       $5,908       $8,041
    Investing activities                       (7,550)      (1,646)
    Financing activities                        1,601      (12,528)
                                             ----------------------------
                                                  (41)      (6,133)
Cash and cash equivalents-beginning of quarter  6,093        9,449
                                             ----------------------------
Cash and cash equivalents- end of quarter      $6,052       $3,316
                                             ============ ============
Operating activities:
    Net income                                 $1,652         $925
    Add items not affecting cash:
      Depreciation                              4,856        4,489
      Amortization and other                    1,204        1,699
    Changes in certain working capital items:
      Receivables                              (1,352)       1,280
      Equipment and inventory held for resale  (3,223)      (8,021)
      Prepaid expenses and deposits              (560)         903
      Trade accounts payable                   (1,476)       6,546
      Reserve for self- insured claims          1,413        1,156
      Other accrued expenses and deposits       3,394         (936)
                                             ----------------------------
Net cash provided by operating activities      $5,908       $8,041
                                             ============ ============
Investing activities:
    Purchases of property and equipment       ($6,621)     ($1,578)
    Proceeds from disposal of property and
    equip., less gains included in net income     402          531
    Increase in other noncurrent assets
        and noncurrent liabilities             (1,331)        (599)
                                             ----------------------------
Net cash used in investing activities         ($7,550)     ($1,646)
                                             ============ ============
Financing activities:
   Proceeds from long- term debt               $2,218       $4,130
   Payment of long- term debt                    (617)     (10,058)
   Net change in revolving credit agreeements     ---       (6,600)
                                             ----------------------------
Net cash provided by (used in)
    financing activities                       $1,601     ($12,528)
                                             ============ ============

See notes to condensed consolidated financial statements.

                       MAYFLOWER GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

 The unaudited condensed consolidated financial statements presented herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles are condensed, incorporated by reference or omitted, as allowed by the rules and regulations. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Reference is made to the Notes to Consolidated Financial Statements included in the Company's 1993 Report on Form 10-
K for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 1994, unless otherwise noted herein. Certain amounts within the 1993
Condensed Consolidated Financial Statements are reclassified to conform with the 1994 presentation.


2. OPERATING PROFIT

   Operating profit by segment is as follows (dollars in thousands):

                                                        Three months ended
                                                             March 31,
                                                          1994      1993
                                                      --------------------
                   Contract Services                  $  7,628   $ 7,831
                   Transit                              (2,835)   (4,250)
                   Corporate expenses                     (254)     (305)
                                                      --------------------
                                                      $   4,539  $ 3,276
                                                      ====================

3. COMMITMENTS AND CONTINGENCIES

     Contract Services and Transit are involved from time to time in various actions that are incidental to the ordinary course of their businesses, including property damage and personal injury claims. Management believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.


4. PROVISION FOR FEDERAL INCOME TAXES

     For 1994 and 1993, effective rates that differed from the U.S. federal statutory rates were used in recording federal tax expense. The primary reasons for this difference are the nondeductibility of amortization of certain intangible assets and the increase in the U.S. federal statutory rate to 35% in 1994 from 34% in 1993.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1994 COMPARED
WITH THREE MONTHS ENDED MARCH 31, 1993


     Operating revenues for the three months ended March 31, 1994 totaled $168.7 million, or an increase of 10.3% over operating revenues of $153.0 million during the first quarter last year. Net income for the three months ended March 31, 1994 was $1.7 million compared to $925,000 for the same period in 1993.

Contract Services

     Contract Services operating revenues for the three months ended March 31, 1994 were $73.9 million compared to $65.3 million for the same period in 1993, an increase of 13.1%. Public Transportation revenues increased $7.3 million, or 48.4%, to $22.4 million. This growth is attributable to revenues earned from new customer contracts for paratransit services and an acquisition in September 1993 of a public transportation company located in North Carolina. School Transportation revenues increased $1.3 million, or 2.6%, to $51.5 million, due largely to price increases.

     Operating profit for the three months ended March 31, 1994 was $7.6 million, a net decrease of $200,000 from the same period in 1993.
Although School Transportation gross margin increased approximately $600,000 and general and administrative expenses were lower by $200,000, a decrease of $1.0 million in Public Transportation gross margin more than offset these favorable items.

     The School Transportation gross margin increase was due principally to increased revenues and reductions in insurance, fuel and driver operating costs. The decrease in gross margin contributions from Public Transportation business was due to operational difficulties in two major operations, higher start-up costs on a new contract, and an increase in driver wage and related costs, vehicle maintenance expenses and insurance claims over the comparable period in 1993.

     Significant steps have been taken to improve results in Public Transportation throughout the remainder of this year. Increased pricing will be effective in the third quarter at one of the larger troubled operations. The other major service contract with less than desirable results is scheduled to expire in December 1994. Re-pricing of that business will be closely reviewed before a decision is made to rebid it. Management believes the profitability of the new contract will improve because start-up costs have been reduced.

Transit

     Transit's operating revenues for the three months ended March 31, 1994 were $94.8 million, an increase of $7.1 million, or 8.1%, over the comparable period in 1993. Line haul revenues, the largest component of Transit revenues, increased $3.2 million, or 6.1%, during the three months ended March 31, 1994 compared to last year.

     Revenues earned from line haul for the Household Goods division increased 9.4% primarily as a result of an increase in the average price earned per shipment. While a nominal increase in shipments was realized during the first quarter of 1994, a significant change in the mix of shipments (from government and military to COD and corporate accounts) was the major factor for the significant improvement in average line haul price earned per shipment. Line haul revenues earned for the Electronics & Trade Show division were flat in comparison to 1993.

     Transit's operating loss for the three months ended March 31, 1994 was $2.8 million compared to an operating loss of $4.2 million for the same period in 1993. Due to the seasonal nature of Transit's business, the first quarter normally results in a loss. Operating profit was favorably affected by a $1.0 million gross margin improvement in the Household Goods division, Transit's largest operating division, and an increase of approximately $300,000 in operating profits realized by Transit's insurance operations compared to the first quarter of 1993.

     The improvement of $1.0 million in the Household Goods division gross margin compared to the first quarter of 1993 was the result of higher revenues, greater emphasis on fleet management and a reduction in net cargo claims and insurance expenses. The heightened emphasis on fleet management increased driver productivity and retention resulting in reduced driver recruiting and training costs.

     Despite the growth in revenues, overhead costs during the first quarter did not vary significantly compared to the same period in 1993. Transit is experiencing favorable results from cost containment programs and organizational changes implemented in the latter part of 1993.
Management anticipates these positive trends will continue.

Interest Income and Interest Expense

     Interest income for the three months ended March 31, 1994 was $257,000 compared to $521,000 for the same period in 1993, a decrease of $264,000. This decrease is primarily a result of a change in financing arrangements of Transit's equipment sales and financing subsidiary. In December 1993, this subsidiary began selling to various financial institutions installment notes receivable recorded from sales of equipment by this subsidiary. Previously, these notes receivable were financed directly by the Company resulting in the recording of interest income. Beginning in 1994, the positive interest margin is recorded as a component of operating profit.

     Interest expense for the three months ended March 31, 1994 was $2.1 million, a decrease of $114,000 from the comparable period in 1993. This decrease is primarily due to the change in financing arrangements of Transit's equipment sales and financing subsidiary as described above.

Seasonality

     Peak business levels for Contract Services occur during the traditional school months of September through May. For example, during 1993 approximately 86% of Contract Services' revenues were generated during these nine months.

     At Transit, proportionately more household goods moves occur during the summer months. During 1993, for example, approximately 45% of the Household Goods division's revenues were generated during the months of June through September.

     Due to the seasonal impact of revenue being generated by each of the Company's two operating subsidiaries as discussed above, the Company historically realizes higher net income in the second and fourth quarters than in the first and third quarters of the year.


Liquidity and Capital Resources

     Total cash decreased by $41,000 from December 31, 1993 to March 31, 1994. Operating activities contributed $5.9 million and financing activities provided $1.6 million during the three month period. This was offset by the use of cash in investing activities of $7.6 million.

     The $5.9 million in cash provided by operations was primarily due to $7.7 million provided by net income, after adding back items not affecting cash. Net cash of $1.8 million was used for working capital purposes.
Cash was used to finance the increase in accounts receivable resulting from the Company's revenue growth, to fund necessary inventory purchases at Contract Services which are being spread more evenly over 1994 compared to 1993, and to reduce trade accounts payable. Offsetting these uses of cash, other accrued expenses has increased during the three month period due to increased federal tax liabilities and accrued payroll.

     For the three months ended March 31, 1994, the Company used $7.6 million, net, for investing activities. The Company used $6.6 million for the purchase of property and equipment, primarily the purchase of school buses by Contract Services and, to a lesser extent, trailers by Transit.

     The Company has working capital of $40.6 million at March 31, 1994, which is comparable to working capital at December 31, 1993. The
Company also has $15.1 million available under its revolving credit facility at March 31, 1994. Total debt at March 31, 1994, was $99.3 million compared to $97.7 million at December 31, 1993, representing a $1.6 million increase in total debt during the three months ended March 31, 1994. During the quarter, the Company received $1.6 million, net, from an equipment obligation facility used to finance certain bus purchases of Contract Services.

     At March 31, 1994, the Company has committed to approximately $30 million in capital expenditures during 1994. This includes $1 million for 50 trailers by Transit and $29 million, or 729 units, for school and public transit buses by Contract Services. In acquiring these assets, the Company will consider various available leasing alternatives and utilize funds available under existing financing arrangements. The Company has also entered into discussions with one of its existing lenders to expand the facility for additional financing needs.

     The Company believes cash flow from operations combined with existing financing arrangements and other financing sources currently being negotiated will be more than adequate to fund short and long- term cash requirements.



PART II- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.      The following exhibit is filed as a part of this
Quarterly Report on Form 10-Q:


Exhibit
Number         Exhibit
- -------        -------------------------

  11          Calculation of Earnings Per Share


(b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the quarter.




                                   SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                         MAYFLOWER GROUP, INC.

Date: May 13, 1994                       By: /s/ Ronald W. Martin
- ------------------                       ------------------------
                                         Ronald W. Martin, Vice-President
                                         Finance and Chief Accounting Officer





                                  EXHIBIT 11

                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND MARCH 31, 1993
                  (In thousands, except per share data)


                                               Three months ended
                                                    March 31,
                                                  1994    1993
                                              --------------------
 Primary: (1)
    Average shares outstanding                  12,663  12,646

   Net effect of options to purchase
     common stock - based on the
     treasury stock method using
     estimated market price                         94      62

                                              --------------------
                                                12,757  12,708
                                              ====================


 Net Income                                     $1,652  $  925
                                              ====================



 Earnings Per Share                               $.13    $.07
                                              ====================

 (1) Fully diluted earnings per share do not differ from primary earnings per share.