Form 10-Q
period 1994-06-30
MAYFLOWER GROUP INC /IN/
filed 1994-08-15
CIK 63506

                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                           MAYFLOWER GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                Three months ended      Six months ended
                                     June 30,                June 30,
                                ------------------      ----------------
(In thousands,
except per share data)           1994        1993        1994        1993
                                ------------------      -----------------
                                               (Unaudited)
Operating revenues:
    Contract Services           $ 68,317  $ 59,021      $142,232  $124,350
    Transit                      117,046   109,588       211,829   197,230
                                --------  --------      --------  --------
                                 185,363   168,609       354,061   321,580
                                --------  --------      --------  --------
Operating expenses:
    Contract Services             64,480    54,714       130,767   112,212
    Transit                      114,281   107,158       211,899   199,050
    Corporate expenses               176       120           430       425
                                --------  --------      --------  --------
Operating profit                   6,426     6,617        10,965     9,893
Other income (expense):
    Interest income                  241       667           498     1,188
    Interest expense              (2,274)   (2,072)       (4,401)   (4,313)
    Other, net                       (53)      (57)          (64)     (179)
                                --------  --------      --------  --------
Income before federal income
     taxes and extraordinary
     loss                          4,340     5,155         6,998     6,589
Provision for federal income
     taxes                         1,597     1,807         2,603     2,316
                                --------  --------      --------  --------
Income before extraordinary loss   2,743     3,348         4,395     4,273
Extraordinary loss on early
     retirement of debt              ---      (549)          ---      (549)
                                --------  --------      --------  --------
Net income                      $  2,743  $  2,799      $  4,395  $  3,724
                                ========  ========      ========  ========

Weighted average shares
   outstanding                    12,705    12,713        12,741    12,706
Earnings per share:
     Income before extra-
       ordinarary loss          $    .22  $    .26      $    .34  $    .33
     Extraordinary loss              ---      (.04)          ---      (.04)
                                --------  --------      --------  --------
     Net income                 $    .22  $    .22      $    .34  $    .29
                                ========  ========      ========  ========
See notes to condensed consolidated financial statements.

                           MAYFLOWER GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    As of        As of
                                                   June 30,   December 31,
(Dollars in thousands)                               1994        1993
                                                  ---------   ------------
                                                 (Unaudited)

Assets :
Current assets:
      Cash                                        $   7,516   $   6,093
      Receivables:
            Trade receivables                        69,502      74,136
            Accrued unbilled accounts receivable     26,186      16,845
            Other                                    18,504      15,814
            Less allowance for possible
                collection losses                    (6,492)     (6,174)
                                                  ---------   ---------
                  Total receivables                 107,700     100,621
      Equipment and inventory held for resale        13,538       8,911
      Deferred income taxes                          13,883      13,230
      Prepaid expenses and deposits                   9,082       8,147
                                                  ---------   ---------
                  Total current assets              151,719     137,002
Property and equipment:
      Land                                            2,175       2,175
      Buildings and improvements                     16,806      16,273
      Revenue equipment                             125,731     117,561
      Other operating equipment and improvements     10,726       9,072
       Less accumulated depreciation                (39,261)    (30,334)
                                                  ---------   ---------
                  Net property and equipment        116,177     114,747
Intangible assets                                    51,534      53,372
Other assets                                         18,891      17,556
                                                  ---------   ---------
                                                  $ 338,321   $ 322,677
                                                  =========   =========

Liabilities and shareholders' investment:
Current liabilities:
      Current maturities of long-term debt        $   2,707   $   2,276
      Trade accounts payable                         38,962      39,141
      Accrued expenses and deposits:
            Liabilities on unbilled shipments        14,016       9,026
            Reserve for self-insured claims          28,546      28,940
            Salaries and withholding taxes           11,033       6,755
            Other                                    11,288      11,667
                                                  ---------   ---------
                  Total current liabilities         106,552      97,805
Noncurrent liabilities:
      Long-term debt, less current maturities        95,931      95,407
      Deferred income taxes                          28,914      29,963
      Reserve for self-insured claims,
         less current portion                        14,010      11,210
      Accrued post retirement benefits cost           5,815       5,621

Shareholders' investment:
      Common shares; no par value; 30,000,000
        authorized;  issued and outstanding:
        12,662,562 in 1994 and 12,662,403
        in 1993                                      73,898      73,865
      Retained earnings                              13,201       8,806
                                                  ---------   ---------
                   Total shareholders' investment    87,099      82,671
                                                  ---------   ---------
                                                  $ 338,321   $ 322,677
                                                  =========   =========

See notes to condensed consolidated financial statements.


                           MAYFLOWER GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Six Months Ended June 30,
                                                -------------------------
(Dollars in thousands)                              1994          1993
                                                -----------    ----------
                                                        (Unaudited)
Net cash provided by (used in):
      Operating activities                       $  13,375     $  11,791
      Investing activities                         (12,909)      (14,536)
      Financing activities                             957         9,893
                                                 ---------     ---------
                                                     1,423         7,148
Cash and cash equivalents- beginning of period       6,093         9,449
                                                 ---------     ---------
Cash and cash equivalents- end of period         $   7,516     $  16,597
                                                 =========     =========
Operating activities:
      Net income                                 $   4,395     $   3,724
      Add items not affecting cash:
            Depreciation                             9,828         8,912
            Amortization and other                   2,380         3,199
            Deferred income taxes                   (1,703)        ---
            Extraordinary loss                       ---             871
      Changes in certain working capital items:
            Receivables                             (7,079)       (8,477)
            Equipment and inventory held for
              resale                                (4,627)      (12,101)
            Prepaid expenses and deposits             (935)          130
           Trade accounts payable                     (180)        9,865
           Reserve for self-insured claims           2,406           418
           Other accrued expenses and deposits       8,890         5,250
                                                 ---------     ---------
Net cash provided by operating activities        $  13,375     $  11,791
                                                 =========     =========
Investing activities:
      Purchases of property and equipment        $ (12,680)    $  (4,961)
      Proceeds from disposals of property
        and equipment                                1,423         1,302
      Increase in other noncurrent assets
        and noncurrent liabilities                  (1,652)      (10,877)
                                                 ---------     ---------
Net cash used in investing activities            $ (12,909)    $ (14,536)
                                                 =========     =========
Financing activities:
      Proceeds from long-term debt               $   2,268     $  89,440
      Payment of long-term debt                     (1,311)      (70,077)
      Net change in revolving credit agreements      ---          (9,470)
                                                 ---------     ---------
Net cash provided by financing activities        $     957     $   9,893
                                                 =========     =========
See notes to condensed consolidated financial statements.

                           MAYFLOWER GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                               STATEMENTS



1. BASIS OF PRESENTATION

 The unaudited condensed consolidated financial statements presented herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles are condensed, incorporated by reference or omitted, as allowed by the rules and regulations. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Reference is made to the Notes to Consolidated Financial Statements included in the Company's 1993 Report on Form 10-K for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 1994, unless otherwise noted herein. Certain amounts within the 1993 Condensed
Consolidated Financial Statements are reclassified to conform with the 1994 presentation.

2. OPERATING PROFIT

 Operating profit by segment is as follows (dollars in thousands):

                                    Three months ended     Six months ended
                                          June 30,             June 30,
                                    1994          1993    1994          1993
                                    ------------------    ------------------
     Contract Services              $3,837     $4,307     $11,465   $12,138
     Transit                         2,765      2,430         (70)   (1,820)
     Corporate expenses               (176)      (120)       (430)     (425)
                                    ------     ------     -------   -------
                                    $6,426     $6,617     $10,965   $ 9,893
                                    ======     ======     =======   =======

3.   COMMITMENTS AND CONTINGENCIES

  Contract Services and Transit are involved from time to time in various actions that are incidental to the ordinary course of their businesses, including property damage and personal injury claims. Management believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.

4.   EXTRAORDINARY LOSS

  In May 1993, the Company refinanced its primary debt facilities. This refinancing resulted in the write-off of $549,000 of deferred debt costs, net of tax, which has been accounted for as an extraordinary loss.

5.   AMENDMENT TO ARTICLES OF INCORPORATION

  At the Company's annual meeting of shareholders in April 1994, upon the recommendation of the Board of Directors, the shareholders of the Company amended the Corporation's Articles of Incorporation (Articles) . The amendment: (1) eliminated the prohibition on the issuance of classes of capital stock without voting rights, (2) authorized a separate and single class of 5,000,000 shares of preferred stock issuable in series, and (3) granted the Board of Directors the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of each such series by filing an amendment to the Articles. All shares of preferred stock of the same series must be identical with each other in all respects. As of the date of the filing of this Form 10-Q, no preferred stock has been issued.

6.   STOCK PLANS

  1994 Restricted Stock Plan - At the Company's annual meeting of shareholders in April 1994, the shareholders of the Company also approved the Board of Directors' (Board) decision to establish the 1994 Restricted Stock Plan (Plan). The Plan authorizes the Company to issue 500,000 shares of restricted common stock, no par value, to officers and other key employees of the Company and its subsidiaries. The Compensation Committee (Committee) of the Board will determine the individuals to whom shares will be granted and will determine the terms of the grants, including the number of shares to be awarded, the required holding period before restrictions on transferability lapse, and other restrictions the Committee deems advisable. Grantees of shares under the Plan shall be entitled to exercise full voting rights and receive all dividends and other distributions paid with respect to those shares. As of the date of the filing of this Form 10-Q, no shares have been granted under the Plan.

  Stock Option Plans - At the Company's annual meeting of shareholders in April 1994, the shareholders of the Company also approved an amendment to one of the Company's stock option plans. The amendment increases the number of shares of common stock issuable under the option plans to 560,000 shares. Concurrent with this approval, the Committee granted to directors of the Company and certain officers and key employees of the Company and its subsidiaries options to acquire 152,000 shares of common stock at an exercise price of $8.625 per share.

7.   AMENDED FINANCING AGREEMENT

  In June 1994, the Company amended the financing agreement used by Contract Services to finance the acquisition of new school buses. The amended financing agreement, which now extends through December 1995, provides an additional $15 million borrowing capacity and slightly reduced interest rates.

8.   INVESTMENT BANKING FIRM RETAINED

  The Company's Board of Directors has retained an investment banking firm to explore alternatives to enhance shareholder value. These alternatives may include the possibility of a sale, a spin-off to shareholders of one or both of the Company's principal subsidiaries, or a combination with one or more businesses complementary to the Company's existing operations. No decision has been made as to whether, when, or in what form a transaction will take place.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH
THREE MONTHS ENDED JUNE 30, 1993

  Operating revenues for the second quarter ended June 30, 1994 were $185.4 million, an increase of 10% over operating revenues of $168.6 million during the second quarter last year. Net income for the three months ended June 30, 1994 was $2.7 million, or $.22 per share, which was comparable to the $2.8 million, or $.22 per share, recorded for the same period in 1993. Results for the second quarter of 1993 include an extraordinary charge of $549,000, or $.04 per share, for the early retirement of debt. Operating profits for the 1994 second quarter dropped slightly to $6.4 million from $6.6 million for the comparable period in 1993.

Contract Services

  Contract Services' operating revenues for the three months ended June 30, 1994 were $68.3 million versus $59 million for the same period in 1993, an increase of 15.8%. Public Transportation revenues increased $7.5 million, or 46%, to $23.8 million primarily due to continued expansion of this business. School transportation revenues increased $1.8 million, or 4.1%, to $44.5 million principally as a result of improved pricing on new contracts as compared to previously expired arrangements.

  Operating profit for the three months ended June 30, 1994 was $3.8 million, a decrease of $500,000 from the same period in 1993. While Public Transportation gross margin increased by $1 million, a $1.2 million decrease in School Transportation gross margin and a $225,000 increase in general and administrative expenses more than offset this improvement.

  The increase in Public Transportation gross margin was due principally to increased revenues from the continued expansion of this business and reduced accident costs. Offsetting these favorable results was a reduction in School Transportation profit due to higher vehicle maintenance expenses and an increase in the provision for self-insured claims.

Transit

  Transit's operating revenues for the three months ended June 30, 1994
increased $7.5 million, or 6.8%, to $117 million.   Operating profits for the
1994 second quarter were $2.8 million compared to $2.4 million in 1993. Both of Transit's key operating divisions, Household Goods and Special
Transportation Services, posted improved operating revenues and margins for the second quarter. General and administrative expenses for the quarter remained flat with prior years.

  Household Goods' revenues for the second quarter of 1994 were $78.5 million compared to $74 million in 1993. While the volume of shipments decreased slightly from the prior year, a 6.5% increase in the average price earned per shipment resulted in an increase of $700,000 in line haul and related revenues. The improvement in the average price is due to both a 6% general tariff increase effective March 28, 1994 and the shift from lower priced government and military shipments to higher priced C.O.D. and corporate account business. The military and government business has declined industry wide in 1994 as compared to 1993 resulting in an overall reduction in the number of shipments. Revenues from Moving and Storage business, a component of the Household Goods division, increased $3.8 million primarily as a result of the start-up of a new agency in Los Angeles and the acquisition of an existing agency located in Philadelphia.

  Second quarter 1994 operating revenues for the Special Transportation
Services (STS) division were $33.5 million compared to $30.2 million in 1993, an increase of $3.3 million, or over 10%. Principally all of this revenue increase occurred in STS's Electronics and Trade Show business and is due to a 5.1% increase in the number of shipments and a 5.4% increase in the average price earned per shipment.

  Operating profit for the second quarter ended June 30, 1994 was $2.8 million or $400,000 more than the same period last year. Operating profit was favorably impacted by a $350,000 gross margin improvement in the Household Goods division due to higher revenues, reduced maintenance expenses, and a greater emphasis on fleet management. The heightened emphasis on fleet management increased driver productivity and retention resulting in reduced driver recruiting and training costs. Operating margins for all other areas combined remained flat.

  General and administrative expenses during the second quarter did not vary significantly compared to the same period in 1993. Transit is continuing to experience favorable results from cost containment programs and organizational changes implemented in the latter part of 1993.

Interest Income and Interest Expense

  Interest income for the three months ended June 30, 1994 was $241,000 compared to $667,000 for the same period in 1993, a decrease of $426,000. This decrease is primarily a result of a change in financing arrangements of Transit's equipment sales and financing subsidiary. In December 1993, this subsidiary began selling to various financial institutions installment notes receivable recorded from sales of equipment by this subsidiary. Previously, these notes receivable were financed directly by the Company resulting in the recording of interest income. Beginning in 1994, the positive interest margin is recorded as a component of operating profit.

  Interest expense for the three months ended June 30, 1994 was $2.3 million, an increase of $200,000 from the comparable period in 1993. This increase is primarily due to increased borrowings by Contract Services for new bus acquisitions in the latter half of 1993 partially offset by a reduction in interest expense due to the change in financing arrangements of Transit's equipment sales and financing subsidiary.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX
MONTHS ENDED JUNE 30, 1993

  Operating revenues for the six months ended June 30, 1994 totaled $354.1 million, an increase of 10.1% over operating revenues of $321.6 million for the first six months in 1993. Net income for the six month period ended June 30, 1994 was $4.4 million, or $.34 per share, compared to $3.7 million, or $.29 per share, for the same period in 1993. The 1993 results include an extraordinary charge of $549,000, or $.04 per share, for the early retirement of debt. Operating profits for this period improved to $11 million, up from $9.9 million in 1993.

Contract Services

  Contract Services' operating revenues for the six months ended June 30, 1994 were $142.2 million, up from $124.4 million for the same period in 1993, an increase of 14.3%. Public Transportation revenues increased $14.8 million, or 47.1%, to $46.2 million primarily due to continued expansion of this business. Revenues from School Transportation business increased $3.1 million, or 3.3%, to $96 million, largely as a result of improved pricing on new contracts as compared to previously expired arrangements.

  Operating profit for the six months ended June 30, 1994 was $11.5 million, a decrease of $675,000 from the same period in 1993. Public Transportation gross margin was largely unchanged from 1993 while School Transportation gross margin decreased by $600,000. General and administrative expenses were flat with 1993 levels.

  The Public Transportation gross margin remained unchanged even
though revenues increased.   Continued business growth and reduced
accident costs contributed favorably to operating margins. However, difficulties in two major operations, increased vehicle maintenance expenses and high start-up costs on a new contract, offset these favorable items.

  The gross margin decrease from School Transportation business was due primarily to an increase in the provision for self-insured claims and higher vehicle repairs and driver related costs. Increased revenues and reduced fuel prices offset a portion of these unfavorable decreases.

Transit

  Transit's operating revenues for the six months ended June 30, 1994 increased by $14.6 million, or 7.4%, to $211.8 million. Operating profits for the six month period were at break-even compared to a loss of $1.8 million in 1993. Both of Transit's key operating divisions, Household Goods and Special Transportation Services, posted improved operating revenues.

  Household Goods' revenues for the first half of 1994 were $138.8 million, an increase of $9.9 million over the prior year. While the volume of shipments declined slightly from the prior year, a 7.3% increase in the average price earned per shipment more than offset this volume decrease. Improvement in the average price earned per shipment is due to both the 6% general tariff increase effective March 28, 1994 and the shift from lower priced government and military shipments to higher priced C.O.D. and corporate account business. The military and government business has declined industry wide in 1994 as compared to 1993 resulting in the overall decline in the number of shipments. Revenues from Transit's Moving and Storage business, a component of the Household Goods division, also increased primarily as a result of the start-up of a new agency in Los Angeles and the acquisition of an existing agency located in Philadelphia.

  Revenues for the first half of 1994 for the Special Transportation Services
(STS) division were $63.4 million compared to $58.6 million for the same period in 1993, an increase of $4.8 million, or 8.2%. Revenues from the Electronics and Trade Show business increased $2.8 million to $48.4 million, primarily as a result of an increase in the number of shipments.

  Operating loss for the six months ended June 30, 1994 was only $70,000, compared to a $1.8 million loss in the same period last year. Due to the seasonal nature of Transit's business, losses are normally posted early in the year. Operating profit was favorably impacted by a $1.7 million gross margin improvement in the Household Goods division. This improvement was the result of higher revenues and greater emphasis on fleet management. The heightened emphasis on fleet management increased driver productivity and retention resulting in reduced driver recruiting and training costs. Gross margins from STS and other revenues combined were flat in comparison to prior years.

  General and administrative expenses in 1994 did not vary significantly compared to the same period in 1993. Transit is continuing to experience favorable results from cost containment programs and organizational changes implemented in the latter part of 1993.

Interest Income and Interest Expense

  Interest income for the six months ended June 30, 1994 was $500,000 compared to $1.2 million for the same period in 1993, a decrease of $700,000. This decrease is primarily a result of a change in financing arrangements of Transit's equipment sales and financing subsidiary. In December 1993, this subsidiary began selling to various financial institutions installment notes receivable recorded from sales of equipment by this subsidiary. Previously, these notes receivable were financed directly by the Company resulting in the recording of interest income. Beginning in 1994, the positive interest margin is recorded as a component of operating profit.

  Interest expense for the six months ended June 30, 1994 was $4.4 million, an increase of $88,000 from the comparable period in 1993. Of the increase, $500,000 is due to new Contract Services debt incurred in September, 1993 for the purchase of new buses. Offsetting the increase is a reduction in interest expense of $388,000 due to the change in the financing arrangements of Transit's equipment sales and financing subsidiary as explained earlier.

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

Liquidity and Capital Resources

  Total cash increased by $1.4 million from December 31, 1993 to June 30, 1994. Operating activities contributed $13.4 million and financing activities provided $957,000 during the six month period. This was offset by the use of cash in investing activities of $12.9 million.

  The $13.4 million in cash provided by operations was primarily due to $14.9 million provided by net income, after adding back items not affecting cash. Net cash of $1.5 million was used for working capital purposes. Cash was used to finance the increase of $7.1 million in accounts receivable resulting from the Company's revenue growth and $4.6 million to fund necessary inventory purchases at Contract Services. Offsetting these uses of cash, other accrued expenses have increased $8.9 million during the six month period due to increased liabilities on accrued unbilled accounts receivable and accrued payroll.

  For the six months ended June 30, 1994, the Company used $12.9 million, net, for investing activities. The Company used $12.7 million for the purchase of property and equipment, primarily the purchase of school buses by Contract Services and, to a lesser extent, trailers by Transit.

  The Company has working capital of $45.2 million at June 30, 1994, which is $6 million more than the working capital at December 31, 1993. This increase is primarily due to increased receivables resulting from revenue growth. The Company also has $15 million available under its revolving credit facility at June 30, 1994. Total debt at June 30, 1994, was $98.6 million compared to $97.7 million at December 31, 1993, representing a $900,000 increase in total debt during the six months ended June 30, 1994. During the first six months, the Company received $900,000, net, from the facility used to acquire certain buses at Contract Services.

  At June 30, 1994, the Company has committed to approximately $23 million in capital expenditures during 1994. This includes $1 million for 50 trailers by Transit and $22 million, or approximately 350 units, for school and public transit buses by Contract Services. In acquiring these assets, the Company will consider various available leasing alternatives and utilize funds available under existing financing arrangements.

  The Company believes cash flow from operations combined with existing financing arrangements and other financing sources currently being negotiated will be more than adequate to fund short and long-term cash requirements.

                       PART II-OTHER INFORMATION.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 At the Company's Annual Meeting of Shareholders held in April 1994, the following matters were voted on:

   (i) The adoption of the Mayflower Group, Inc. 1994 Restricted Stock Plan was approved by a vote of 9,060,911 for, and 10,504 against, and 3,198 abstaining.

   (ii) The amendment of the 1992 Director Stock Option Plan was approved by a vote of 9,052,220 for, and 18,805 against, and 3,588 abstaining.

   (iii) The adoption of amendments to the Articles of Incorporation of Mayflower Group, Inc. was approved by a vote of 6,619,577, and 331,027 against, and 5,138 abstaining, and 2,118,871 not voting.

   (iv) The appointment of Coopers & Lybrand, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1994 was ratified by a vote of 9,069,270 for, and 3,420 against, and 1,923 abstaining.

   (v)  Members of the Board of Directors were elected as follows:

                                 For    Withheld

               R.M. Hills     9,061,631  12,982
               P.J. Lewis     9,061,631  12,982
               L.R. Scott     9,061,631  12,982
               M.L. Smith     9,061,257  13,323
               S.M. Stone     9,060,431  14,182

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibit is filed as a part of this Quarterly Report on Form 10-Q:

Exhibit                                             Page in
Number     Exhibit                                this filing

    11     Computation of Earnings Per Share          E-1

(b)  Reports on Form 8-K.

   The Company filed no reports on Form 8-K during the quarter.


                                SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        MAYFLOWER GROUP, INC.




Date: August 12, 1994                   By: /s/ Ronald W. Martin
      ------------------------             ------------------------------
                                        Ronald W. Martin,
                                        Vice President-Finance and
                                          Chief Accounting Officer

                                EXHIBIT 11

              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994
                              AND 1993
                  (In thousands, except per share data):
                             Three months ended   Six months ended
                                 June 30,              June 30,
                               1994     1993       1994     1993
                             ------------------  ------------------
 Primary: (1)
   Average shares outstanding 12,663   12,646     12,663   12,646

   Net effect of options to
     purchase common stock -
     based on the treasury
     stock method using
     estimated market price       42       67         78       60
                              ------   ------     ------   ------

                              12,705   12,713     12,741   12,706
                              ======   ======     ======   ======

 Net Income                  $ 2,743  $ 2,799    $ 4,395  $ 3,724
                             =======  =======    =======  =======


 Earnings Per Share          $   .22  $   .22    $   .34  $   .29
                             =======  =======    =======  =======

 (1) Fully diluted earnings per share do not differ from primary earnings per share.
