Form 10-Q
period 1994-09-30
MAYFLOWER GROUP INC /IN/
filed 1994-11-14
CIK 63506

                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                           MAYFLOWER GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             Three months ended       Nine months ended
                                September 30,            September 30,
                             ------------------       -----------------
(In thousands, except
  per share data)            1994        1993         1994        1993
                             ----        ----         ----        ----
                                            (Unaudited)
Operating revenues:
    Contract Services    $    51,815 $    42,216  $   194,047 $   166,566
    Transit                  140,955     138,556      352,784     335,786
                         ----------- -----------  ----------- -----------
                             192,770     180,772      546,831     502,352
Operating expenses:
    Contract Services         58,899      48,792      189,665     161,004
    Transit                  133,708     130,026      345,607     329,076
    Corporate expenses           172         154          603         579
                         ----------- -----------  ----------- -----------
Operating profit (loss)           (9)      1,800       10,956      11,693
Other income (expense):
    Interest income              304         854          802       2,042
    Interest expense          (2,436)     (2,578)      (6,837)     (6,891)
    Other, net                   (59)        (65)        (123)       (244)
                         ----------- -----------  ----------- -----------
Income (loss) before
    federal income taxes
     and extraordinary
     loss                     (2,200)         11        4,798       6,600
Provision (credit) for
  federal income taxes          (818)        390        1,785       2,706
                         ----------- -----------  ----------- -----------
Income (loss) before
  extraordinary loss          (1,382)       (379)       3,013       3,894
Extraordinary loss on
  early retirement of
  debt                           ---         ---          ---        (549)
                         ----------- -----------  ----------- -----------
Net income (loss)        $    (1,382)$      (379) $     3,013 $     3,345
                         =========== ===========  =========== ===========

Weighted average
  shares outstanding          12,783      12,742       12,755      12,725

Earnings (loss) per share:
  Income (loss) before
  extraordinary loss     $     (0.11)$     (0.03) $      0.24 $      0.30
  Extraordinary loss             ---         ---          ---       (0.04)
                         ----------- -----------  ----------- -----------
     Net income (loss)   $     (0.11)$     (0.03) $      0.24 $      0.26
                         =========== ===========  =========== ===========

See notes to condensed consolidated financial statements.


                              MAYFLOWER GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     As of         As of
                                  September 30,  December 31,
(Dollars in thousands)                1994          1993
                                  ------------   ------------
                                  (Unaudited)
Assets :
Current assets:
  Cash                             $     1,333   $     6,093
  Receivables:
      Trade receivables                 88,332        74,136
      Accrued unbilled
        accounts receivable             28,020        16,845
      Other                             14,846        15,814
      Less allowance for
        possible collection losses      (6,495)       (6,174)
                                   -----------   -----------
                Total receivables      124,703       100,621
  Equipment and inventory
      held for resale                    6,489         8,911
  Deferred income taxes                 13,883        13,230
  Prepaid expenses and
    deposits                             8,617         8,147
                                   -----------   -----------
      Total current assets             155,025       137,002
Property and equipment:
  Land                                   2,175         2,175
  Buildings and improvements            17,059        16,273
  Revenue equipment                    145,019       117,561
  Other operating equipment
    and improvements                    11,863         9,072
  Less accumulated
    depreciation                       (42,683)      (30,334)
                                   -----------   -----------
      Net property and
        equipment                      133,433       114,747
Intangible assets                       50,469        53,372
Other assets                            17,632        17,556
                                   -----------   -----------
                                   $   356,559   $   322,677
                                   ===========   ===========


Liabilities and share-
  holders' investment:
Current liabilities:
  Current maturities
    of long-term debt              $     4,706   $     2,276
  Short-term borrowings                  4,500           ---
  Trade accounts payable                45,589        39,141
  Accrued expenses
      and deposits:
      Liabilities on unbilled
          shipments                     14,748         9,026
      Reserve for self-
        insured claims                  25,427        28,940
      Salaries and with-
         holding taxes                  11,016         6,755
      Other                             11,313        11,667
                                   -----------   -----------
          Total current
            liabilities                117,299        97,805
                                   -----------   -----------
Noncurrent liabilities:
  Long-term debt,
      less current maturities          102,679        95,407
  Deferred income taxes                 28,914        29,963
  Reserve for self-
      insured claims, less
      current portion                   15,925        11,210
  Accrued post retirement
      benefits cost                      6,009         5,621

Shareholders' investment:
  Common shares; no par
    value; 30,000,000
    authorized;  issued
    outstanding:  12,662,671
    in 1994 and 12,662,403
    in 1993                             73,914        73,865
      Retained earnings                 11,819         8,806
                                   -----------   -----------
           Total shareholders'
             investment                 85,733        82,671
                                   -----------   -----------
                                   $   356,559   $   322,677
                                   ===========   ===========

See notes to condensed consolidated financial statements.


                          MAYFLOWER GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Nine Months Ended September 30,
                              -------------------------------
(Dollars in thousands)            1994              1993
                              ------------      -------------
                                       (Unaudited)
Net cash provided by
  (used in):
    Operating activities      $    14,890       $     6,191
    Investing activities          (33,803)          (38,524)
    Financing activities           14,153            23,275
                              -----------       -----------
                                   (4,760)           (9,058)
Cash and cash
  equivalents-beginning
  of period                          6,093            9,449
                              ------------      -----------
    Cash and cash
      equivalents-end
      of period               $     1,333       $       391
                              ===========       ===========
Operating activities:
    Net income                $     3,013       $     3,345
    Add items not
      affecting cash:
       Depreciation                14,866            13,412
       Amortization and
         other                      3,518             4,334
       Deferred income
         taxes                     (1,703)             (457)
       Extraordinary loss            ---               871
  Changes in certain
    working capital items:
       Receivables                (24,082)          (23,037)
       Equipment and
         inventory held
         for resale                 2,422           (4,430)
       Prepaid expenses
         and deposits                (423)               63
      Trade accounts
         payable                     6,447            2,371
      Reserve for self-
        insured claims               1,202            2,707
      Other accrued
        expenses and
        deposits                     9,630            7,012
                               -----------      -----------
          Net cash provided
           by operating
           activities          $    14,890      $     6,191
                               ===========      ===========

Investing activities:
  Purchases of property
    and equipment              $   (34,544)      $   (27,011)
  Proceeds from disposals
    of property and equipment        1,962             1,799
  Purchase acquisition              (1,509)           (3,086)
  Decrease (increase) in other
    noncurrent assets and
    noncurrent liabilities             288           (10,226)
                               -----------       -----------
         Net cash used in
           investing
           activities          $   (33,803)      $   (38,524)
                               ===========       ===========

Financing activities:
  Proceeds from
    long-term debt             $    11,480       $   103,238
  Payment of long-
    term debt                       (1,827)          (70,493)
  Net change in revolving
    credit agreements                4,500            (9,470)
                               -----------       -----------
        Net cash provided
          by financing
          activities           $    14,153       $    23,275
                               ===========       ===========

See notes to condensed consolidated financial statements.


                        MAYFLOWER GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

	The unaudited condensed consolidated financial statements presented herein are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles are condensed, incorporated by reference or omitted, as allowed by the rules and regulations. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Reference is made to the Notes to Consolidated Financial Statements included in the Company's
1993 Annual Report on Form 10-K for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 1994, unless otherwise noted herein. Certain amounts within the 1993 Condensed Consolidated Financial Statements are reclassified to conform with the 1994 presentation.


2.	OPERATING PROFIT

	Operating profit by segment is as follows (dollars in thousands):

                              Three months ended     Nine months ended
                                 September 30,        	September 30,
                              1994          1993     1994          1993
                             --------------------   -------------------
      Contract Services     $(7,084)     $(6,576)   $ 4,382      $ 5,562
      Transit                 7,247        8,530     	7,177        6,710
      Corporate Expenses       (172)        (154)      (603)        (579)
                            -------      -------    -------      -------
                            $    (9)     $ 1,800    $10,956      $11,693
                            =======      =======    =======      =======

3.	COMMITMENTS AND CONTINGENCIES

	Contract Services and Transit are involved from time to time in various actions that are incidental to the ordinary course of their businesses, including property damage and personal injury claims. Management believes that the disposition of these matters will not have a material adverse effect on the financial position of the Company.


4.	PROVISION FOR FEDERAL INCOME TAXES

	In accordance with SFAS No. 109 ("Accounting for Income
Taxes"), the Company recorded an additional federal income tax provision of $405,000 during the three month period ended September
30, 1993 to reflect the impact the higher federal income tax rate had on its net deferred federal income tax liability.


5.	EXTRAORDINARY LOSS

	In May 1993, the Company refinanced its primary debt facilities. This refinancing resulted in the write-off of $549,000 of deferred debt costs, net of tax, which has been accounted for as an extraordinary loss.


6.	AMENDMENT TO ARTICLES OF INCORPORATION

	At the Company's annual meeting of shareholders in April 1994, upon the recommendation of the Board of Directors, the shareholders of the Company amended the Corporation's Articles of Incorporation (Articles).
The amendment: (1) eliminated the prohibition on the issuance of classes of capital stock without voting rights, (2) authorized a separate and single class of 5,000,000 shares of preferred stock issuable in series, and (3) granted the Board of Directors the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of each such series by filing an amendment to the Articles. All shares of preferred stock of the same series must be identical with each other in all respects. As of the date of the filing of this Form 10-Q, no preferred stock has been issued.


7.	STOCK PLANS

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


8.	AMENDED FINANCING AGREEMENTS

	In June 1994, the Company amended the financing agreement used by Contract Services to finance the acquisition of new school buses. The amended financing agreement, which now extends through December
1995, provides an additional $15 million borrowing capacity and slightly reduced interest rates. In September 1994, the Company amended its revolving credit facility. The amended facility provides an additional $5 million borrowing capacity through November 1994 and slightly reduced interest rates.


9.	INVESTMENT BANKING FIRM RETAINED

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


                    ITEM 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1993

	Operating revenues for the third quarter ended September 30, 1994, were $192.8 million, an increase of 6.6% over last year. Net loss for the three months ended September 30, 1994, was $1.4 million, or $.11 per share, compared to a loss of $379,000, or $.03 per share, for the same period in 1993. Operating results for the 1994 third quarter were at break-even compared to a profit of $1.8 million in 1993.

Contract Services

	Contract Services' operating revenues for the three months ended September 30, 1994, were $51.8 million versus $42.2 million for the same period in 1993, an increase of 22.7%. Public Transportation revenues increased $6.1 million, or 34%, to $24.1 million primarily due to continued expansion of this business. School transportation revenues increased $3.5 million, or 14.3%, to $27.7 million principally as a result of new contracts and price increases on existing contracts.

	Operating loss for the three months ended September 30, 1994, was $7.1 million, an increase of $500,000 from the same period in 1993. Due to the seasonal nature of the School Transportation division revenues, operating losses are normally experienced in the third quarter. School Transportation division operating margin for the third quarter of 1994 was a loss of $4.7 million, flat in comparison to the same period in 1993. Public Transportation division gross margin decreased approximately $600,000 from the 1993 level to $320,000 in 1994. General and administrative expenses were $160,000 less than 1993, offsetting some of this decline.

	Net growth produced operating margin increases of approximately $200,000 for the Public Transportation division. However, higher wage and related costs as well as unanticipated costs on a new contract more than offset profits from this growth.

	Higher vehicle repairs and maintenance costs and an increase in the provision for self-insured claims offset School Transportation division profits from net new business.

Transit

	Transit's operating revenues for the three months ended September
30, 1994, increased $2.4 million, or 1.7%, to $141 million.   Operating
profits for the 1994 third quarter were $7.2 million, a decline of $1.3 million from the same period in 1993. Both of Transit's key operating divisions, Household Goods and Special Transportation Services, as well as the Company's insurance operations, posted declines in operating gross margins for the third quarter. Partially offsetting these declines were reduced general and administrative expenses.

	Household Goods' revenues for the third quarter of 1994 were $103.2 million compared to $103.6 million in 1993. Revenues from Transit's Moving and Storage business, a component of the Household Goods division, increased $2.8 million to $13.6 million primarily due to business growth in the East and Southeast sectors, the start-up of a new agency in Los Angeles, and the acquisition of an agency located in Philadelphia. However, revenue from other Household Goods business declined to $89.6 million, a decrease of $3.3 million, or 3.6%, from the 1993 third quarter. The $3.3 million decline in other Household Goods revenues is primarily due to a drop of 9.5% in shipments, offset somewhat by a 6.5% improvement in average per shipment revenue. Shortages in our hauling fleets as well as an industry wide decline in 1994 of military and government business resulted in an overall
reduction in the number of shipments.   The improvement in the average
revenue earned per shipment is due to both a 6% general tariff increase effective March 28, 1994, and the shift from smaller government and military shipments to larger C.O.D. and corporate account shipments.

	Third quarter 1994 operating revenues for the Special Transportation Services (STS) division were $33.2 million compared to $31.1 million in 1993. STS's Electronics and Trade Show business contributed $1.1 million of the increased revenue, principally due to an increase of 5.3% in the average price per shipment. International business, a component of the STS division, and other revenues also increased during the third quarter of 1994.

	Operating profits for the third quarter ended September 30, 1994, were $7.2 million, or $1.3 million less than the prior year period.
While increased revenues in Moving & Storage operations produced operating gross margin increases of $450,000, lower shipment volume, as well as higher net cargo and delay claims, reduced total Household Goods' operating margin by approximately $1 million for the quarter. Transit's STS division operating margins were also lower for the
quarter.   Higher hauling, salaries, and other operating costs reduced
STS operating margin by $1.2 million.   Transit's insurance operations
also experienced higher claims costs for the quarter, reducing operating profits by $300,000. General and administrative expenses during the third quarter decreased $1.0 million compared to the same period in 1993. Transit is continuing to experience favorable results from cost containment programs and organizational changes implemented in the latter part of 1993.

Interest Income and Interest Expense

	Interest income for the three months ended September 30, 1994, was $304,000 compared to $850,000 for the same period in 1993. This decrease is primarily a result of a change in the financing arrangements for Transit's equipment sales and financing subsidiary. In December 1993, this subsidiary began selling installment notes receivable recorded from sales of equipment by this subsidiary to various financial institutions. Previously, these notes receivable were financed directly by the Company resulting in the recording of interest income.
Beginning in 1994, the positive interest margin is recorded as a component of operating profit.

	Interest expense for the three months ended September 30, 1994, was $2.4 million, a decrease of $140,000 from the comparable period in 1993. The reduction in interest expense due to the change in financing arrangements of Transit's equipment sales and financing summary is partially offset by increased borrowings by Contract Services for new bus acquisitions in the latter part of 1993.

NINE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1993

	Operating revenues for the nine months ended September 30, 1994, totaled $546.8 million, an increase of $44.5 million, or 8.9%, over the first nine months in 1993. Net income for the nine month period ended September 30, 1994, was $3 million, or $.24 per share, compared to $3.3 million, or $.26 per share, for the same period in 1993. The 1993 results include an extraordinary charge of $549,000, or $.04 per share, for the early retirement of debt. Operating profits for this nine month period declined to $11 million from $11.7 million in 1993.

Contract Services

	Contract Services' operating revenues for the nine months ended September 30, 1994, were $194.0 million, up from $166.6 million for the same period in 1993, an increase of 16.5%. Public Transportation revenues increased $21 million, or 42.5%, to $70.4 million primarily due to continued expansion of this business. Revenues from School Transportation business increased $6.5 million, or 5.6%, to $123.7 million, largely as a result of improved pricing on new contracts as compared to previous arrangements.

	Operating profit for the nine months ended September 30, 1994, was $4.4 million, a decrease of $1.2 million from the same period in 1993. Both Public Transportation and School Transportation operating margins decreased by approximately $640,000 each. General and administrative expenses were flat with 1993.

	Continued net new business growth in the Public Transportation division and a lower provision for self-insured claims contributed approximately $1,000,000 to operating margins. However, difficulties in two major operations, increased vehicle maintenance expenses, and increased wages offset these favorable items.

	The operating margin decrease of $640,000 from School
Transportation business was due primarily to an increase in the provision for self-insured claims as well as higher vehicle repair and driver related costs. Profits from net new contracts and reduced fuel costs offset a portion of the decrease.

Transit

	Transit's operating revenues for the nine months ended September 30, 1994, increased by $17 million, or 5.1%, to $352.8 million.
Operating profits for the nine month period increased about $500,000 to $7.2 million over 1993.

	Household Goods' revenues for the first nine months of 1994 were $242 million compared to $232.5 million in the prior year. Revenues from Transit's Moving and Storage business, a component of the Household Goods division, increased $7.7 million to $34.1 million primarily as a result of an overall increase in business, the start-up of a new agency in Los Angeles, and the acquisition of an existing agency located in Philadelphia. Also, revenues from other Household Goods business increased slightly by $1.8 million to $207.8 million. While the number of shipments in other Household Goods business declined from the prior year, a 6.8% increase in the average price earned per shipment more than offset this volume decrease. The improvement in the average revenue earned per shipment is due to both the 6% general tariff increase effective March 28, 1994, and the shift from smaller government and military shipments to larger C.O.D. and corporate account shipments. Shortages in our hauling fleets, as well as an industry wide decline in 1994 of military and government business resulted in an overall reduction in the number of shipments.

	Revenues for the first nine months of 1994 for the Special Transportation Services (STS) division were $96.5 million compared to $89.7 million for the same period in 1993, an increase of $6.8 million, or 7.6%. STS's Electronics and Trade Show business contributed $3.9 million of the increased revenue in the first nine months of 1994 primarily due to an increase in the number of shipments. International business increased $2.9 million while other revenues remained flat.

	Operating profits for the nine months ended September 30, 1994, were $7.2 million, compared to $6.7 million in the same period last year. The East and Southeast sectors of the Moving and Storage operations contributed improved operating margins of $700,000 while other Household Goods business margins were flat. Operating margins for the STS division were $1.5 million below 1993 levels primarily due to higher hauling, salaries, and other operating expenses. Higher claims costs in Transit's Insurance operations also reduced operating profits by $450,000. General and administrative expenses in 1994 declined by $1.0 million compared to the same period in 1993. Transit is continuing to experience favorable results from cost containment programs and organizational changes implemented in the latter part of 1993. As described below, operating profit was favorably affected due to a change in financing arrangements.

Interest Income and Interest Expense

	Interest income for the nine months ended September 30, 1994, was $800,000 compared to $2.0 million for the same period in 1993, a decrease of $1.2 million. This decrease is primarily a result of a change in financing arrangements of Transit's equipment sales and financing subsidiary. In December 1993, this subsidiary began selling installment notes receivable recorded from sales of equipment by this subsidiary to various financial institutions. Previously, these notes receivable were financed directly by the Company resulting in the recording of interest income. Beginning in 1994, the positive interest margin is recorded as a component of operating profit.

	Interest expense for the nine months ended September 30, 1994, was approximately the same when compared to the same period in 1993. There was an $800,000 increase due to new Contract Services debt incurred in September 1993 for the purchase of new buses. Offsetting most of this increase was a reduction in interest expense due to the change in the financing arrangements of Transit's equipment sales and financing subsidiary as explained earlier.

Seasonality

	Peak business levels for Contract Services occur during the traditional school months of September through May. For example, during 1993 approximately 86% of Contract Services' School
Transportation revenues were generated during these nine months.

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

Liquidity and Capital Resources

	Total cash decreased by $4.8 million from December 31, 1993, to September 30, 1994. Operating activities contributed $14.9 million and financing activities provided $14.1 million during the nine month period. This was offset by the use of cash in investing activities of $33.8 million.

	The $14.9 million in cash provided by operations was primarily due to $19.7 million provided by net income, after adding back items not affecting cash. Net cash of $4.8 million was used for working capital purposes. Cash was used to finance the increase of $24.1 million in accounts receivable resulting from the Company's revenue growth and the seasonal impact on Transit's receivables. Offsetting these uses of cash, other accrued expenses have increased $9.6 million during the nine month period due to increased liabilities on accrued unbilled accounts receivable and accrued payroll. In addition, trade accounts payable have increased $6.4 million during the nine months due to increased business.

	For the nine months ended September 30, 1994, the Company used $33.8 million, net, for investing activities. The Company used $34.5 million for the purchase of property and equipment, primarily the purchase of school buses by Contract Services and, to a lesser extent, trailers by Transit.

	The Company has working capital of $37.7 million at September 30, 1994, which is $1.5 million less than the working capital at December 31, 1993. This decrease is primarily due to increased short-term borrowings of $4.5 million. The Company has a $20 million revolving credit facility available to meet working capital needs of which $4.5 million was used at September 30, 1994. Total debt at September 30, 1994, was $111.9 million compared to $97.7 million at December 31, 1993, representing a $14.2 million increase in total debt during the nine months ended September 30, 1994. During the first nine months, the Company received $9.7 million, net of payments, from its bus financing facility to acquire new buses at Contract Services.

	At September 30, 1994, the Company has committed to approximately $5 million in capital expenditures for the fourth quarter of 1994 for 125 school and public transit buses to be used by Contract Services. In acquiring these assets, the Company will consider various available leasing alternatives or utilize funds available under existing financing arrangements.

	The Company believes cash flow from operations combined with existing financing arrangements will be more than adequate to fund short and long-term cash requirements.

                    PART II-OTHER INFORMATION.

ITEM 5.  OTHER INFORMATION.

	On November 10, 1994, Perry J. Lewis resigned from the Board of Directors of the Registrant and its subsidiaries, Mayflower Transit, Inc.
and Mayflower Contract Services, Inc.   The resignation of Mr. Lewis
was effective immediately. In his letter of resignation, Mr. Lewis cited personal reasons for his resignation. The resignation was not attributed to a disagreement with the Registrant or any matter relating to the Registrant's operations, policies, or practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. 	The following exhibit is filed as a part of this Quarterly
Report on Form 10-Q:

		Exhibit						 	                        									 Page in
		Number			 Exhibit          		                  		this filing

	   11    		Computation of Earnings Per Share          E-1
  	 27   			Financial Data Schedule			  	        	     E-2

(b)  Reports on Form 8-K.

		The Company filed no reports on Form 8-K during the quarter.


SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                             MAYFLOWER GROUP, INC.





Date: November 14, 1994    		By:   /s/ Ronald W. Martin
- - - - - -------------------------    ---------------------------
                     								Ronald W. Martin, Vice President-
                											  Finance and Chief Accounting
                											  Officer


                           EXHIBIT 11

            STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                  FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1994 AND 1993
                (In thousands, except per share data):

                          Three months ended          Nine months ended
                            September 30,               September 30,
                          1994         1993           1994         1993
                          -------------------         ------------------
 Primary: (1)
   Average shares
       outstanding        12,663       12,650         12,663       12,647

   Net effect of options
     to purchase common
     stock - based on the
     treasury stock
     method using
     estimated market
     price                   120           92             92           78
                          ------       ------         ------       ------

                          12,783       12,742         12,755       12,725
                         =======      =======        =======      =======

 Net Income (Loss)       $(1,382)     $  (379)       $ 3,013      $ 3,345
                         =======      =======        =======      =======

 Earnings (Loss)
    Per Share            $ (0.11)     $ (0.03)       $  0.24      $  0.26
                         =======      =======        =======      =======

 (1) Fully diluted earnings per share do not differ from primary earnings per share.
